Form 10-Q
period 1996-09-30
HEALTH RISK MANAGEMENT INC /MN/
filed 1996-11-06
CIK 869486

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 [x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

 [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to __________

                         Commission file number 0-18902

                          Health Risk Management, Inc.
             (Exact name of registrant as specified in its charter)

         Minnesota                                          41-1407404
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                           Identification Number)

               8000 West 78th Street, Minneapolis, Minnesota 55439 (Address of principal executive offices, Zip Code)

                                 (612) 829-3500
              (Registrant's telephone number, including area code)

                                     -------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No  __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The number of shares of Common Stock, par value $.01 per share, outstanding on November 4, 1996 was 4,222,226.

                          HEALTH RISK MANAGEMENT, INC.

                                      INDEX


Part I.  Financial Information                                      Page Number

         Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets--at September 30, 1996 and
           June 30, 1996..................................................3

         Consolidated Statements of Operations for the three
           months ended September 30, 1996 and 1995.......................4

         Consolidated Statements of Cash Flows for the three
           months ended September 30, 1996 and 1995.......................5

         Notes to Consolidated Financial Statements......................6-7

         Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operation ................8-10



Part II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K.......................11


Signatures...............................................................12

Exhibit Index............................................................13

Exhibit 11...............................................................14

PART I.  FINANCIAL INFORMATION

                          HEALTH RISK MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                      ASSETS
                                                                                  September 30,
                                                                                      1996              June 30,
                                                                                   (Unaudited)            1996
                                                                                 ---------------     --------------

Current assets:
   Cash and cash equivalents                                                        $      2,518      $       3,347
   Accounts receivable-net of allowance for doubtful accounts of $210
     and $200 at September 30, 1996 and June 30, 1996, respectively                        4,105              5,134
   Unbilled receivables                                                                    5,448              4,642
   Deferred income taxes                                                                     235                235
   Other                                                                                   1,664              1,394
                                                                                 ---------------     --------------
     Total current assets                                                                 13,970             14,752
   Computer software costs, net of amortization of $10,747 and $9,816 at
     September 30, 1996, and June 30, 1996, respectively                                  17,689             17,132
   Property and equipment less accumulated depreciation of $9,126
     and $9,272 at September 30, 1996, and June 30, 1996, respectively                     8,693              9,788
   Contract rights, net of amortization of $786 and $748 at
     September 30, 1996 and June 30, 1996, respectively                                      992              1,030
   Other assets                                                                            2,275              2,120
                                                                                 ---------------     --------------
                                                                                    $     43,619     $       44,822
                                                                                 ===============     ==============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                                                 $      1,356     $        1,863
   Accrued expenses                                                                        1,996              2,638
   Unearned revenues                                                                       3,107              2,578
   Current maturities of notes payable                                                     1,069              1,076
   Current portion of capitalized equipment leases                                           970              1,351
                                                                                 ---------------     --------------
     Total current liabilities                                                             8,498              9,506
 Deferred income taxes                                                                     2,570              2,292
 Long-term portion of notes payable                                                        1,892              2,152
 Long-term portion of capitalized equipment leases                                         1,470              2,398
 Commitments
 Shareholders' equity:
   Undesignated shares, $.01 par value, 9,750,000 authorized, none issued
   Common shares, $.01 par value, 20,000,000 shares authorized,
     4,218,476 and 4,180,476 shares issued and outstanding at
     September 30, 1996 and June 30, 1996, respectively                                       42                 42
   Additional paid-in capital                                                             27,896             27,619
   Retained earnings                                                                       1,251                813
                                                                                 ---------------     --------------
     Total shareholders' equity                                                           29,189             28,474
                                                                                 ---------------     --------------
                                                                                    $     43,619      $      44,822
                                                                                 ===============     ==============

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                 (in thousands, except share and per share data)


                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                  ---------------------------------
                                                                                       1996               1995
                                                                                  --------------     --------------


Revenues                                                                           $       14,395    $      13,371
                                                                                   --------------     -------------

Operating expenses:
   Cost of services                                                                         8,648            7,880
   Depreciation and amortization, principally cost of services                              1,726            1,579
   Selling and marketing                                                                    1,908            1,558
   Administration                                                                           1,291            1,358
                                                                                   --------------     -------------
        Total operating expenses                                                           13,573           12,375
                                                                                   --------------     -------------

Operating income                                                                              822              996

Other income (expense):
   Interest income                                                                             44               44
   Interest expense                                                                          (146)            (186)
                                                                                   --------------     -------------

        Total other income (expense)                                                         (102)            (142)

Income before income taxes                                                                    720              854

Provision for income taxes:
   Current                                                                                      4                3
   Deferred                                                                                   278              322
                                                                                   --------------     -------------
        Total income taxes                                                                    282              325
                                                                                   --------------     -------------

Net income                                                                          $         438     $        529
                                                                                   ==============     =============

Net income per common and common equivalent share                                   $         .10     $        .13
                                                                                   ==============     =============

Weighted average common and common equivalent shares                                    4,356,000        4,140,000
                                                                                   ==============     =============

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (in thousands)

                                                                                         Three months Ended
                                                                                            September 30,
                                                                                  ---------------------------------
                                                                                       1996               1995
                                                                                  --------------     --------------

Cash flows from operating activities:
   Net income                                                                        $      438         $      529
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                                                           636                634
     Amortization                                                                         1,090                945
     Provision for deferred income tax                                                      278                322
     Changes in operating assets and liabilities:
        Accounts receivable                                                               1,063             (1,596)
        Unbilled receivables                                                               (806)               392
        Other assets                                                                       (339)              (497)
        Accounts payable                                                                   (498)              (449)
        Accrued expenses                                                                   (640)              (736)
        Unearned revenues                                                                   529                491
                                                                                     ------------       ------------
Net cash provided by operating activities                                                 1,751                 35

Cash flows from investing activities:
   Acquisition of assets, net of cash acquired                                            (139)                 --
   Property and equipment                                                                 (615)               (726)
   Capitalized software                                                                 (1,488)             (1,175)
                                                                                     ------------       ------------
Net cash used in investing activities                                                   (2,242)             (1,901)

Cash flows from financing activities:
   Principal payments on notes payable                                                    (342)               (186)
   Principal payments on capital leases                                                   (273)               (274)
   Issuance of common shares                                                               277                  --
                                                                                    -------------       ------------
Net cash used in financing activities                                                     (338)               (460)
                                                                                    -------------       ------------

Decrease in cash                                                                          (829)             (2,326)
Cash and cash equivalents at beginning of period                                         3,347               3,348
                                                                                    -------------       ------------


Cash and cash equivalents at end of period                                          $    2,518          $    1,022
                                                                                    =============       ============

Supplemental disclosures:
   Interest paid                                                                    $      146          $      186
   Income taxes paid                                                                         7                   7
   Equipment acquired under capital lease                                                    0                 230

                          HEALTH RISK MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The unaudited consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended June 30, 1996. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the June 30, 1996 audited financial statements have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto.

     Certain items in the September 30, 1995 financial statements have been reclassified to conform to the September 30, 1996 presentation.

2.   Computer  software and database  development  costs


                                                                                    September 30,
                                                                                         1996          June 30,
                                                                                      (Unaudited)        1996
                                                                                    ---------------  ---------------
                                                                                            (in  thousands)


     Computer software and database development costs consist if the following:

         Computer Software (AutoPILOTTM)
              Cost                                                                  $    10,924         $   10,347
              Less accumulated amortization                                               4,698              4,307
                                                                                    -----------         ----------
                  Net book value                                                          6,226              6,040
         Claim Administration Software
              Cost                                                                        6,936              6,705
              Less accumulated amortization                                               2,353              2,178
                                                                                    -----------         ----------
                  Net book value                                                          4,583              4,527
         Guidelines, Protocols and Medical Analysis Software
              Cost                                                                       10,576              9,896
              Less accumulated amortization                                               3,696              3,331
                                                                                    -----------         ----------
                  Net book value                                                          6,880              6,565
                                                                                    -----------         ----------
         Computer Software and Database Development Costs                           $    17,689         $   17,132
                                                                                    ===========         ===========

Amortization of these costs was as follows for the three month period ended September 30, 1996 and the year ended June 30, 1996:


                                                                                    Three months Ended
                                                                                    September 30, 1996       Year Ended
                                                                                      (Unaudited)          June 30, 1996
                                                                                    ------------------     ----------------
                                                                                                   (in thousands)


Computer Software (AutoPILOT)                                                       $       391            $    1,485
Claim Administration Software                                                               175                   645
Guidelines, Protocols and Medical Analysis Software                                         365                 1,279
                                                                                    ------------------     ---------------
Amortization Expense                                                                $       931            $    3,409
                                                                                    ==================     ===============


3.   Merger  Agreement

     On September 12, 1996, HRM signed a merger agreement with HealthPlan Services Corporation (HPS) whereby HPS would acquire HRM for consideration consisting of cash and shares of HPS stock. Under terms of the merger agreement, each share of HRM stock will be exchanged for $9.68603 in cash plus 0.360208 of a share of HPS stock. The 0.360208 share exchange ratio is subject to possible increase or decrease, depending on the market price of HPS stock during the five trading days preceding consummation of the merger. The merger is subject to regulatory approval, as well as HRM shareholder approval, and is expected to close in early 1997.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Overview

A majority of the Company's revenues consist of fees for services provided under contracts obligating clients to pay a fixed monthly charge for each covered employee or member based on anticipated case volume experience, a percentage of savings, a transaction or case fee, or on an hourly basis. In addition, each new client is typically charged a one-time set-up fee to cover the related set-up costs incurred by the Company. Such revenue is recognized as services are rendered under each contract.

The Company's expenses are comprised of its cost of services (consisting primarily of compensation of personnel, including nurses and physicians, telephone expenses, rent, costs related to the Company's computer operations, costs related to customer service, and costs related to development of new
services),   selling  and  marketing  expenses   (including  sales  commissions,
advertising, and account management personnel), general and administration expenses (including bad debts and compensation of personnel in the corporate, finance, human resources, and general administration departments) and depreciation and amortization (primarily capitalized leased equipment and software costs).

Certain items in the financial statements ending September 30, 1995 have been reclassified to conform to the presentation for September 30, 1996 financials.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of total revenue for the three months ended September 30, 1996 and 1995 and the fiscal year ended June 30, 1996.

                                                                                         Year
                                                                    Three months Ended   Ended
                                                                       September 30,    June 30,
                                                                    ------------------
                                                                     1996       1995      1996
                                                                    ------     ------    ------

Revenues                                                             100.0%    100.0%    100.0%
                                                                     =====     =====     =====

Operating expenses:
     Cost of services                                                 60.1%     58.9%     58.3%
     Depreciation and amortization, principally cost of services      12.0%     11.8%     12.7%
     Selling and marketing                                            13.2%     11.7%     12.4%
     Administration                                                    9.0%     10.2%      9.6%
                                                                      -----     -----     -----

         Total operating expenses:                                    94.3%     92.6%     93.0%
                                                                      -----     -----     -----

Income from operations                                                 5.7%      7.4%      7.0%

Other income (expense):
     Interest income                                                   0.3%      0.3%      0.3%
     Interest expense                                                 (1.0)%    (1.3)%    (1.3)%
                                                                      -----     -----     -----

         Total other income (expense)                                 (0.7)%    (1.0)%    (1.0)%

Income before taxes                                                    5.0%      6.4%      6.0%
Income taxes                                                          (2.0)%    (2.4)%    (2.3)%
                                                                      -----     -----     -----
Net income                                                             3.0%      4.0%      3.7%
                                                                      =====     =====     =====

Revenues: Revenues for the three months ended September 30, 1996 increased $1,024,000 (8%) over the corresponding period of the prior year (from $13,371,000 to $14,395,000). This increase is primarily attributable to net increases in the number of clients and covered participants enrolled in the Company's healthcare management services, sales of additional services to existing clients, and increased sales of the QualityFIRST healthcare practice guidelines.

Following is the approximate breakout of revenue by class of similar service categories:


                                                    Three Months Ended
                                                      September 30,                          Change
                                             --------------------------------    ------------------------------
                                                  1996              1995            Amount              %
                                             --------------    --------------    ------------      ------------
Care review and case management                 $ 5,761,000       $ 5,870,000     $ (109,000)              (2)%
Price control                                     1,116,000           976,000         140,000               14%
Claim administration services                     5,730,000         5,511,000         219,000                4%
Information management                            1,788,000         1,014,000         774,000               76%
                                             --------------    --------------    ------------      ------------
                                                $14,395,000      $ 13,371,000      $1,024,000                8%
                                             ==============    ==============    ============      ============


There are variations in revenue by class because clients purchasing services may choose all or a portion of these services, and this varies from client to client and period to period.

Revenues for care review and case management services decreased 2%, or $109,000, from the first quarter of fiscal 1996 to fiscal 1997 (from $5,870,000 to $5,761,000). The decrease in fiscal 1997 was mainly the result of lower revenues in the HMO unit.

Revenues for price control services increased 14%, or $140,000, from the first quarter of fiscal 1996 to fiscal 1997 (from $976,000 to $1,116,000). The increase in fiscal 1997 was mainly the result of an increase in the CarePASS customer base.

Claim administration services revenues increased 4%, or $219,000, from the first quarter of fiscal 1996 to fiscal 1997 (from $5,511,000 to $5,730,000) because of positive customer response to HRM's comprehensive service offering.

Information management revenues increased 76%, or $774,000, from the first quarter of fiscal 1996 to fiscal 1997 (from $1,014,000 to $1,788,000). In fiscal 1994, fiscal 1995, fiscal 1996, the first quarter of fiscal 1996, and the first quarter of fiscal 1997, revenues of $1,363,000, $2,628,000, $4,910,000,
$938,000, and $1,756,000, respectively, were related to QualityFIRST(R) software and system licensing.

Cost of Services: Cost of services increased 10% from the first quarter of fiscal 1996 to fiscal 1997 (from $7,880,000 to $8,648,000). As a percentage of revenues, cost of services increased from 59% in fiscal 1996 to 60% in fiscal 1997 because the Company carried excess staff for a portion of the quarter because of a large HMO's start-up services in August 1996.

Depreciation and Amortization: Depreciation and amortization expenses increased 9% from the first quarter of fiscal 1996 to fiscal 1997 (from $1,579,000 to $1,726,000), but remained unchanged as a percentage of revenues at 12%. The increase was primarily the result of depreciation on additional computer, telephone and office equipment, and amortization of additional software and contract costs. Approximately 92% of depreciation and amortization expense is related to cost of services.

Selling and Marketing: Selling and marketing expenses increased 22% from the first quarter of fiscal 1996 to fiscal 1997 (from $1,558,000 to $1,908,000). The increase in fiscal 1997 was due primarily to increased marketing, sales and account management personnel, sales commissions and travel expenses. Selling and marketing expenses as a percentage of revenues increased to 13% in the first quarter of fiscal 1997 from 12% in the first quarter of fiscal 1996.

Administration: Administration expenses decreased 5% from the first quarter of fiscal 1996 to fiscal 1997 (from $1,358,000 to $1,291,000), and decreased as a percentage of revenues from 10% to 9%. The decrease in administration expenses in the first quarter of fiscal 1997 was due to lower expense for staff, and other expenses, including salaries, bad debts, training programs and insurance.

Interest: Interest income was $44,000 for the first quarter of fiscal 1997 and fiscal 1996, respectively. The income resulted from available funds invested in short-term investments. Interest expense decreased 22% from the first quarter of fiscal 1996 to fiscal 1997 (from $186,000 to $146,000, respectively) and decreased as a percentage of revenues from 1.3% to 1.0%.

Income Taxes: Income taxes decreased in the first quarter of fiscal 1997 from fiscal 1996 by $43,000. It is expected that the fiscal year 1997 effective tax rate will approximate the 39% rate of fiscal 1996.


Liquidity and Capital Resources

The Company's cash flow from operations was $35,000 and $1,751,000 for the first three months of fiscal 1996 and 1997, respectively. Cash flow from operating activities was greater than net income because non-cash charges such as depreciation and amortization exceeded the net changes in operating assets and liabilities for the first three months of fiscal 1997. In the first three months of fiscal 1996, cash flow for operating activities was less than net income because changes in operating assets and liabilities exceeded the cash flow created by net income, depreciation, amortization and deferred income taxes. Cash has been used to invest in software and program enhancements ($1,175,000 and $1,488,000 in the first three months of fiscal 1996 and fiscal 1997, respectively). In addition, the Company acquired property and equipment, including acquired assets, of $726,000 and $754,000 for the first three months of fiscal 1996 and 1997, respectively. The Company expects to continue its expansion and will acquire property and equipment, enhance software and products, and develop products.

The Company has a net operating loss carryforward for income tax purposes in excess of $13,000,000 as of June 30, 1996, which can be used to reduce the cash flow necessary to pay taxes.

The Company's cash position at September 30, 1996 was $2,518,000 as compared to $3,347,000 at June 30, 1996. The Company also used approximately $460,000 and $615,000 for the first three months of fiscal 1996 and 1997, respectively, to repay principal on notes payable and capital leases, net of proceeds. The Company received $277,000 during the first quarter of fiscal 1997 from stock option exercises for common stock by current employees. The Company's current ratio was approximately 1.6 at September 30, 1996 and June 30, 1996. The Company's working capital was $5,472,000 and $5,246,000 at September 30, 1996 and June 30, 1996, respectively.

The Company believes that its cash and cash flow from operations, together with credit facilities which the Company has obtained, will be sufficient to finance the Company's anticipated, normal expansion in fiscal 1997. The Company has a term loan (principal balance of $1,441,000 as of September 30, 1996) with its bank due June 30, 1999 and a revolving credit facility expiring January 31, 1997 under which the Company may borrow up to $2,500,000. The Company borrowed $1,500,000 (principal balance of $1,275,000 as of September 30, 1996) under the $2,500,000 revolving credit facility during fiscal 1996. The revolving credit and term loan are secured by liens on the assets of the Company.

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit 11 -- Computation of Earnings Per Common Share

                  Exhibit 27 -- Financial Data Schedule
                                (filed in electronic format only)

         (b) During the three months ended September 30, 1996, there was no report filed on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Health Risk Management, Inc.



Dated:  November 6, 1996                          By   /s/ GARY T. McILROY, M.D.
                                                  Gary T. McIlroy, M.D.
                                                  Chief Executive Officer



Dated:  November 6, 1996                          By   /s/ THOMAS P. CLARK
                                                  Thomas P. Clark
                                                  Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  EXHIBIT INDEX

                                       to

                                    FORM 10-Q
                      For Quarter Ended September 30, 1996


                          HEALTH RISK MANAGEMENT, INC.

                             (SEC File No. 0-18902)







Exhibit
Number            Exhibit Description

    11            Computation of Earnings Per Share

    27            Financial Data Schedule (filed in electronic format only)