Form 10-Q
period 1996-12-31
HEALTH RISK MANAGEMENT INC /MN/
filed 1997-02-12
CIK 869486

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

                                    --------
              (Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The number of shares of Common Stock, par value $.01 per share, outstanding on February 10, 1997 was 4,260,226.

                          HEALTH RISK MANAGEMENT, INC.

                                      INDEX


Part I.  Financial Information                                     Page Number

   Item 1.  Financial Statements (Unaudited)

   Consolidated Balance Sheets -- at December 31, 1996 and
    June 30, 1996....................................................   3

   Consolidated Statements of Net Income for the three months ended December 31, 1996 and 1995 and the six months
    ended December 31, 1996 and 1995.................................   4

   Consolidated Statements of Cash Flows for the six months
    ended December 31, 1996 and 1995.................................   5

   Notes to Consolidated Financial Statements........................  6-7

   Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations....................  8-11


Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K.........................  12

Signatures...........................................................  13

Exhibit Index........................................................  14

Exhibit 11...........................................................  15

PART I.  FINANCIAL INFORMATION

                          HEALTH RISK MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS


                                                                                  December 31,
                                                                                      1996              June 30,
                                                                                   (Unaudited)            1996
                                                                                 ---------------     --------------

Current assets:
   Cash and cash equivalents                                                        $      2,991       $      3,347
   Accounts receivable-net of allowance for doubtful accounts of $210
     and $200 at December 31, 1996 and June 30, 1996, respectively                         3,882              5,134
   Unbilled receivables                                                                    7,346              4,642
   Deferred income taxes                                                                     290                235
   Other                                                                                   1,758              1,394
                                                                                 ---------------     --------------
     Total current assets                                                                 16,267             14,752
Computer software and database development costs, net of
   amortization of $11,738 and $9,816 at December 31, 1996,
   and June 30, 1996, respectively                                                        18,398             17,132
Property and equipment less accumulated depreciation of $9,813
   and $9,272 at December 31, 1996, and June 30, 1996, respectively                        8,915              9,788
Contract rights, net of amortization of $829 and $748 at
   December 31, 1996 and June 30, 1996, respectively                                         973              1,030
Other assets                                                                               2,218              2,120
                                                                                 ---------------     --------------
                                                                                    $     46,771       $     44,822
                                                                                 ===============     ==============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                 $      1,609       $      1,863
   Accrued expenses                                                                        2,889              2,638
   Unearned revenues                                                                       3,133              2,578
   Current maturities of notes payable                                                     1,262              1,076
   Current portion of capitalized equipment leases                                           961              1,351
                                                                                 ---------------     --------------
     Total current liabilities                                                             9,854              9,506
Deferred income taxes                                                                      3,054              2,292
Long-term portion of notes payable                                                         2,706              2,152
Long-term portion of capitalized equipment leases                                          1,237              2,398
Commitments
Shareholders' equity:
   Undesignated shares, $.01 par value, 9,750,000 authorized, none issued
   Common shares, $.01 par value, 20,000,000 shares authorized,
     4,222,226 and 4,180,476 shares issued and outstanding at
     December 31, 1996 and June 30, 1996, respectively                                        42                 42
   Additional paid-in capital                                                             27,930             27,619
   Retained earnings                                                                       1,948                813
                                                                                 ---------------     --------------
     Total shareholders' equity                                                           29,920             28,474
                                                                                 ---------------     --------------
                                                                                    $     46,771       $     44,822
                                                                                 ===============     ==============

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF NET INCOME
                                   (Unaudited)

                        (in thousands, except share data)



                                                           Three Months Ended                   Six Months Ended
                                                              December 31,                        December 31,
                                                         1996              1995             1996               1995
                                                     -------------     -------------    -------------      -------------


Revenues                                              $     15,597      $     13,689     $     29,992       $     27,060
                                                     -------------     -------------    -------------      -------------

Operating expenses:
   Cost of services                                          9,159             7,851           17,807             15,731
   Depreciation and amortization,
      principally cost of services                           1,851             1,685            3,577              3,264
   Selling and marketing                                     1,948             1,576            3,856              3,134
   Administration                                            1,422             1,437            2,713              2,795
        Total operating expenses                            14,380            12,549           27,953             24,924
                                                     -------------     -------------    -------------      -------------

Operating income                                             1,217             1,140            2,039              2,136

Other income (expense):
   Interest income                                              31                20               75                 64
   Interest expense                                           (116)             (163)            (262)              (349)
                                                     -------------     -------------    -------------      -------------
        Total other income (expense)                           (85)             (143)            (187)              (285)

Income before income taxes                                   1,132               997            1,852              1,851

Provision for income taxes:
   Current                                                       6                10               10                 13
   Deferred                                                    429               375              707                697
                                                     -------------     -------------    -------------      -------------
        Total income taxes                                     435               385              717                710
                                                     -------------     -------------    -------------      -------------

Net income                                            $        697      $        612     $      1,135       $      1,141
                                                     =============     =============    =============      =============

Net income per common
and common equivalent share                           $       0.16      $       0.15     $       0.26       $       0.28
                                                     =============     =============    =============      =============

Weighted average common and                              4,431,000         4,107,000        4,393,000          4,123,000
common equivalent shares
                                                     =============     =============    =============      =============

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (in thousands)


                                                                                           Six months Ended
                                                                                             December 31,
                                                                                       1996               1995
                                                                                  --------------     ---------------

Cash flows from operating activities:
   Net income                                                                        $     1,135        $      1,141
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                                                          1,323               1,329
     Amortization                                                                          2,254               1,935
     Provision for deferred income tax                                                       707                 697
     Changes in operating assets and liabilities:
        Accounts receivable                                                                1,286              (1,074)
        Unbilled receivables                                                              (2,704)               (296)
        Other assets                                                                        (530)               (648)
        Accounts payable                                                                    (474)               (233)
        Accrued expenses                                                                     253                 (53)
        Unearned revenues                                                                    555                 211
                                                                                  --------------     ---------------
Net cash provided by operating activities                                                  3,805               3,009

Cash flows from investing activities:
   Acquisitions of assets, net of cash acquired                                             (139)                 --
   Property and equipment                                                                 (1,294)             (1,249)
   Capitalized software and database development costs                                    (3,188)             (2,528)
                                                                                  --------------     ---------------
Net cash used in investing activities                                                     (4,621)             (3,777)

Cash flows from financing activities:
   Proceeds from notes payable                                                             1,275               1,500
   Principal payments on notes payable                                                      (610)               (374)
   Principal payments on capital leases                                                     (516)               (563)
   Issuance of common shares                                                                 311                   9
                                                                                  --------------     ---------------
Net cash provided by financing activities                                                    460                 572
                                                                                  --------------     ---------------

Decrease in cash                                                                            (356)               (196)
Cash and cash equivalents at beginning of period                                           3,347               3,348
                                                                                  --------------     ---------------

Cash and cash equivalents at end of period                                           $     2,991        $      3,152
                                                                                  ==============     ===============

Supplemental disclosures:
   Interest paid                                                                     $       262        $        349
   Income taxes paid                                                                          11                  21
   Equipment acquired under capital lease                                                      0                 230

                          HEALTH RISK MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The unaudited interim consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended June 30, 1996. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the June 30, 1996 audited financial statements have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto.

     Certain items in the December 31, 1995 financial statements have been reclassified to conform to the December 31, 1996 presentation.

2.   Computer software and database development costs

                                                                        December 31,
                                                                            1996             June 30,
                                                                         (Unaudited)           1996
                                                                       ---------------   -----------------
                                                                                 (in thousands)

Computer software and database development costs consist of the following:

         Computer Software (AutoPILOT)
              Cost                                                       $      11,720     $        10,347
              Less accumulated amortization                                      5,118               4,307
                                                                       ---------------    ----------------
                  Net book value                                                 6,602               6,040
         Claim Administration Software
              Cost                                                               7,146               6,705
              Less accumulated amortization                                      2,534               2,178
                                                                       ---------------    ----------------
                  Net book value                                                 4,612               4,527
         Guidelines, Protocols and Medical Analysis Software
              Cost                                                              11,270               9,896
              Less accumulated amortization                                      4,086               3,331
                                                                       ---------------    ----------------
                  Net book value                                                 7,184               6,565
                                                                       ---------------    ----------------
         Computer Software and Database Development Costs                $      18,398     $        17,132
                                                                       ===============   =================


Amortization of these costs was as follows for the six month period ended December 31, 1996 and the year ended June 30, 1996:


                                                          Six months Ended
                                                          December 31, 1996         Year Ended
                                                             (Unaudited)          June 30, 1996
                                                        ---------------------    ----------------
                                                                     (in thousands)

Computer Software (AutoPILOT)                              $              811       $       1,485
Claim Administration Software                                             356                 645
Guidelines, Protocols and Medical Analysis Software                       755               1,279
                                                         --------------------     ---------------
Amortization Expense                                       $            1,922       $       3,409
                                                         ====================     ===============

3.   Merger Update

     On September 12, 1996, HRM signed a merger agreement with HealthPlan Services Corporation (HPS) whereby HPS would acquire HRM for consideration consisting of cash and shares of HPS stock. Under terms of the merger agreement, each share of HRM stock will be exchanged for $9.68603 in cash plus 0.360208 of a share of HPS stock. The 0.360208 share exchange ratio is subject to possible increase or decrease, depending on the market price of HPS stock during the five trading days preceding consummation of the merger. The merger is subject to regulatory approval, as well as HRM shareholder approval. HPS is continuing to work with the SEC to clear comments relating to its filings and no HRM shareholders meeting date will be set until such filings are cleared. Pursuant to the terms of the existing merger agreement, either party may terminate the agreement if the transaction contemplated thereby are not consummated by February 28, 1997.

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

Certain items in the financial statements ending December 31, 1995 have been reclassified to conform to the presentation for December 31, 1996 financials.


Results of Operations

The following table sets forth certain consolidated financial data as a percentage of total revenue for the three months and the six months ended December 31, 1996 and 1995 and the fiscal year ended June 30, 1996.


                                                     Three Months                Six Months                Year
                                                         Ended                      Ended                  Ended
                                                     December 31,               December 31,             June 30,
                                                 ---------------------      ---------------------
                                                   1996        1995           1996        1995             1996
                                                 --------    ---------      ---------   ---------       -----------


Revenues                                           100.0%       100.0%         100.0%      100.0%            100.0%
                                                 ========    =========      =========   =========       ===========

Operating expenses:
     Cost of services                               58.7%        57.4%          59.4%       58.1%             58.3%
     Depreciation and amortization, principally
         cost of services                           11.9%        12.3%          11.9%       12.1%             12.7%
     Selling and marketing                          12.5%        11.5%          12.9%       11.6%             12.4%
     Administration                                  9.1%        10.5%           9.0%       10.3%              9.6%
                                                 --------    ---------      ---------   ---------       -----------
         Total operating expenses:                  92.2%        91.7%          93.2%       92.1%             93.0%
                                                 --------    ---------      ---------   ---------       -----------

Operating income                                     7.8%         8.3%           6.8%        7.9%              7.0%
Other income (expense):
     Interest income                                 0.2%         0.2%           0.3%        0.2%              0.3%
     Interest expense                               (0.7)%       (1.2)%         (0.9)%      (1.3)%            (1.3)%
                                                 --------    ---------      ---------   ---------       -----------
         Total other income (expense)               (0.5)%       (1.0)%         (0.6)%      (1.1)%            (1.0)%

Income before taxes                                  7.3%         7.3%           6.2%        6.8%              6.0%
Income taxes                                         2.8%         2.8%           2.4%        2.6%              2.3%
                                                 --------    ---------      ---------   ---------       -----------

Net income                                           4.5%         4.5%           3.8%        4.2%              3.7%
                                                 ========    =========      =========   =========       ===========

Revenues: Revenues for the three months and the six months ended December 31, 1996 increased $1,908,000 (14%) and $2,932,000 (11%), respectively, over the corresponding periods of the prior year. This increase is primarily attributable to net increases in the number of clients and covered participants enrolled in the Company's healthcare management services, sales of additional services to existing clients, and increased sales of the QualityFIRST(R) healthcare practice guidelines.

Following is the approximate breakout of revenue by class of similar service categories:


                               Three Months                                  Six Months
                                  Ended                                         Ended
                               December 31,             Change              December 31,               Change
                           --------------------   ------------------    ---------------------   --------------------
                             1996       1995        Amt.        %         1996        1995        Amt.         %
                           ---------  ---------   ---------   ------    ---------   ---------   ---------   --------

Care review and
   case management         $   6,130  $   5,588   $     542      10%    $  11,891   $  11,458   $     433         4%
Price control                  1,124        972         152      16%        2,240       1,948         292        15%
Claim administration
   services                    6,243      5,950         293       5%       11,973      11,461         512         4%
Information
   management                  2,100      1,179         921      78%        3,888       2,193       1,695        77%
                           ---------  ---------   ---------    -----    ---------   ---------   ---------   --------
                           $  15,597  $  13,689   $   1,908      14%    $  29,992   $  27,060   $   2,932        11%
                           =========  =========   =========   ======    =========   =========   =========   ========


There are variations in revenue by class because clients purchasing services may choose all or a portion of these services, and this varies from client to client and period to period.

Revenues for care review and case management services increased 10%, or $542,000, from the second quarter of fiscal 1996 to fiscal 1997 (from $5,588,000 to $6,130,000), and increased 4%, or $433,000, from the first six months of fiscal 1996 to fiscal 1997 (from $11,458,000 to $11,891,000). The increase in fiscal 1997 was mainly the result of adding a large customer.

Revenues for price control services increased 16%, or $152,000, from the second quarter of fiscal 1996 to fiscal 1997 (from $972,000 to $1,124,000), and increased 15%, or $292,000, from the first six months of fiscal 1996 to fiscal 1997 (from $1,948,000 to $2,240,000). The increase in fiscal 1997 was mainly the result of an increase in the CarePASS(R) customer base.

Claim administration services revenues increased 5%, or $293,000, from the second quarter of fiscal 1996 to fiscal 1997 (from $5,950,000 to $6,243,000), and increased 4%, or $512,000 from the first six months of fiscal 1996 to fiscal 1997 (from $11,461,000 to $11,973,000) because of an increase in the customer base.

Information management revenues increased 78%, or $921,000, from the second quarter of fiscal 1996 to fiscal 1997 (from $1,179,000 to $2,100,000), and increased 77%, or $1,695,000, from the first six months of fiscal 1996 to fiscal 1997 (from $2,193,000 to $3,888,000). In fiscal 1994, fiscal 1995, fiscal 1996 and the first six months of fiscal 1996 and 1997, revenues of $1,363,000, $2,628,000, $4,910,000, $2,006,000 and $3,623,000, respectively, were related to
QualityFIRST(R) software and system licensing.

Cost of Services: Cost of services increased 17% from the second quarter of fiscal 1996 to fiscal 1997 (from $7,851,000 to $9,159,000) and increased as a percentage of revenues from 57% to 59%. Cost of services increased 13% from the first six months of fiscal 1996 to fiscal 1997 (from $15,731,000 to $17,807,000) and increased as a percentage of revenues from 58% to 59%. The increases in cost of services were due to additional costs related to payroll and expenses for increased business.

Depreciation and Amortization: Depreciation and amortization expenses increased 10% from the second quarter of fiscal 1996 to fiscal 1997 (from $1,685,000 to $1,851,000), but remained unchanged as a percentage of revenues at 12%. Depreciation and amortization expenses increased 10% from the first six months of fiscal 1996 to fiscal 1997 (from $3,264,000 to $3,577,000), but remained unchanged as a percentage of revenues at 12%. The increase was primarily the result of depreciation on additional computer, telephone and office equipment, and amortization of additional software and contract costs. Approximately 92% of depreciation and amortization expenses are related to cost of services.

Selling and Marketing: Selling and marketing expenses increased 24% from the second quarter of fiscal 1996 to fiscal 1997 (from $1,576,000 to $1,948,000) and increased as a percentage of revenues from 12% to 13%. Selling and marketing expenses increased 23% from the first six months of fiscal 1996 to fiscal 1997 (from $3,134,000 to $3,856,000) and increased as a percentage of revenues from 12% to 13%. The increase in fiscal 1997 was due primarily to increased marketing, sales and account management personnel, sales commissions and travel expenses.

Administration: Administration expenses decreased 1% from the second quarter of fiscal 1996 to fiscal 1997 (from $1,437,000 to $1,422,000) and decreased as a percentage of revenues from 10% to 9%. Administration expenses decreased 3% from the first six months of fiscal 1996 to fiscal 1997 (from $2,795,000 to $2,713,000) and decreased as a percentage of revenues from 10% to 9%. The administration expenses in fiscal 1996 and fiscal 1997 are due to the expense of staff, and other expenses, including salaries, bad debts, training programs and insurance.

Interest: Interest income was $31,000 and $20,000 for the second quarter of fiscal 1997 and fiscal 1996, respectively, and remained unchanged as a percentage of revenues at 0.2%. Interest income was $75,000 and $64,000 for the first six months of fiscal 1997 and fiscal 1996, respectively, and decreased as percentage of revenues from 0.3% to 0.2%. Interest income varies with funds available to be invested in short-term investments.

Interest expense decreased 29% from the second quarter of fiscal 1996 to fiscal 1997 (from $163,000 to $116,000) and decreased as a percentage of revenues from 1.2% to 0.7%. Interest expense decreased 25% from the first six months of fiscal 1996 to fiscal 1997 (from $349,000 to $262,000) and decreased as a percentage of revenues from 1.3% to 0.9%. Interest expense was impacted in fiscal 1997 by lower interest rates and lower average principal balances outstanding.

Income Taxes: Income taxes increased in the second quarter of fiscal 1997 from fiscal 1996 by $50,000, and increased in the first six months of fiscal 1997 from fiscal 1996 by $7,000. The increases are due to higher income before income taxes. It is expected that the fiscal year 1997 effective tax rate will approximate the 39% rate of fiscal 1996.

Liquidity and Capital Resources

The Company's cash flow from operations was $3,009,000 and $3,805,000 for the first six months of fiscal 1996 and 1997, respectively. Cash flow from operating activities was greater than net income because non-cash charges such as depreciation, amortization and deferred income taxes exceeded the net changes in operating assets and liabilities for the first six months of fiscal 1996 and fiscal 1997. Cash has been used to invest in software and program enhancements ($2,528,000 and $3,188,000 in the first six months of fiscal 1996 and fiscal 1997, respectively). In addition, the Company acquired property and equipment, including acquired assets, of $1,249,000 and $1,433,000 for the first six months of fiscal 1996 and 1997, respectively. The Company expects to continue its expansion and will acquire property and equipment, enhance software and products, and develop products.

The Company had a net operating loss carryforward for income tax purposes in excess of $13,000,000 as of June 30, 1996, which can be used to reduce the cash flow necessary to pay taxes.

The Company's cash position at December 31, 1996 was $2,991,000 as compared to $3,347,000 at June 30, 1996. The Company also used approximately $937,000 and $1,126,000 for the first six months of fiscal 1996 and 1997, respectively, to repay principal on notes payable and capital leases, but borrowed $1,500,000 and $1,275,000, respectively. The Company received $311,000 during the first six months of fiscal 1997 from stock option exercises for common stock by current employees. The Company's current ratio was approximately 1.7 and 1.6 at December 31, 1996 and June 30, 1996, respectively. The Company's working capital was $6,413,000 and $5,246,000 at December 31, 1996 and June 30, 1996, respectively.

The Company believes that its cash and cash flow from operations, together with credit facilities which the Company has obtained, will be sufficient to finance the Company's anticipated, normal expansion in fiscal 1997. The Company has a term loan (principal balance of $1,310,000 as of December 31, 1996) with its bank due June 30, 1999 and a revolving credit facility expiring January 31, 1998, under which the Company may borrow up to $3,750,000. The Company has a principal balance of $2,475,000 as of December 31, 1996 under the revolving credit facility. The revolving credit and term loan are secured by liens on the assets of the Company.

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibit 11 -- Computation of Earnings Per Common Share

         Exhibit 27 -- Financial Data Schedule (filed in electronic format only)

  (b) During the three months ended December 31, 1996, there was no report filed on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Health Risk Management, Inc.



Dated: February 12, 1997                   By /s/ Gary McIlroy
                                              Gary T.  McIlroy, M.D.
                                              Chief Executive Officer



Dated: February 12, 1997                   By /s/ T. P. Clark
                                              Thomas P. Clark
                                              Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  EXHIBIT INDEX

                                       to

                                    FORM 10-Q
                       For Quarter Ended December 31, 1996


                          HEALTH RISK MANAGEMENT, INC.

                             (SEC File No. 0-18902)


---------------------------------------------------------------------------



Exhibit
Number            Exhibit Description

    11            Computation of Earnings Per Share

    27            Financial Data Schedule (filed in electronic format only)