Form 10-Q
period 1997-03-31
HEALTH RISK MANAGEMENT INC /MN/
filed 1997-05-05
CIK 869486

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1997

                                       OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ________ to ________

                         Commission file number 0-18902

                          Health Risk Management, Inc.
             (Exact name of registrant as specified in its charter)

    Minnesota                                                     41-1407404
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

               8000 West 78th Street, Minneapolis, Minnesota 55439 (Address of principal executive offices, Zip Code)

                                 (612) 829-3500
              (Registrant's telephone number, including area code)

                                     ------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    [X]        No    [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of Common Stock par value $.01 per share, outstanding on April 24, 1997 was 4,463,226.

                          HEALTH RISK MANAGEMENT, INC.

                                      INDEX


Part I.    Financial Information                                    Page Number

    Item 1.  Financial Statements (Unaudited)

    Consolidated Balance Sheets -- at March 31, 1997 and
         June 30, 1996.......................................................3

    Consolidated Statements of Net Income for the three months ended
         March 31, 1997 and 1996 and the nine months
         ended March 31, 1997 and 1996.......................................4

    Consolidated Statements of Cash Flows for the nine months
         ended March 31, 1997 and 1996.......................................5

    Notes to Consolidated Financial Statements..............................6-7

    Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................9-13



Part II.   Other Information

    Item 2.  Changes in Securities..........................................14

    Item 6.  Exhibits and Reports on Form 8-K...............................14



Signatures..................................................................15

Exhibit Index...............................................................16

PART I.  FINANCIAL INFORMATION

                          HEALTH RISK MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS

                                                                                   March 31,
                                                                                      1997               June 30,
                                                                                  (Unaudited)              1996
                                                                                -----------------     ---------------

Current assets:
   Cash and cash equivalents                                                    $          5,442      $        3,347
   Accounts receivable-net of allowance for doubtful
   accounts of $240 and $200 at March 31, 1997 and
   June 30, 1996, respectively                                                             4,623               5,134
   Unbilled receivables                                                                    6,278               4,642
   Deferred income taxes                                                                     310                 235
   Other                                                                                   1,353               1,394
                                                                                          ------              ------
     Total current assets                                                                 18,006              14,752
Computer software and database development
   costs, net of amortization of $12,797 and $9,816 at
   March 31, 1997 and June 30, 1996, respectively                                         19,361              17,132
Property and equipment less accumulated
   depreciation of $10,518 and $9,272 at March 31,
   1997 and June 30, 1996, respectively                                                    9,181               9,788
Contract rights, net of amortization of $870 and
   $748 at March 31, 1997 and June 30, 1996,
   respectively                                                                              934               1,030
Other assets                                                                               2,319               2,120
                                                                                          ------              ------
                                                                                $         49,801      $       44,822
                                                                                          ======              ======
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $          1,558      $        1,863
   Accrued expenses                                                                        2,348               2,638
   Unearned revenues                                                                       3,280               2,578
   Current maturities of notes payable                                                     1,198               1,076
   Current portion of capitalized equipment leases                                           876               1,351
                                                                                          ------              ------
     Total current liabilities                                                             9,260               9,506
Deferred income taxes                                                                      3,345               2,292
Long-term portion of notes payable                                                         2,436               2,152
Long-term portion of capitalized equipment leases                                          1,479               2,398
Commitments
Shareholders' equity:
   Undesignated shares, $.01 par value, 9,750,000
     authorized, none issued
   Common shares, $.01 par value, 20,000,000 shares authorized,
     4,463,226 and 4,180,476 shares issued and outstanding at
     March 31, 1997 and June 30, 1996, respectively                                           45                  42
   Additional paid-in capital                                                             30,850              27,619
   Retained earnings                                                                       2,386                 813
                                                                                          ------              ------
     Total shareholders' equity                                                           33,281              28,474
                                                                                          ------              ------
                                                                                $         49,801      $       44,822
                                                                                          ======              ======

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF NET INCOME
                                   (Unaudited)

                        (in thousands, except share data)

                                                  Three Months Ended                      Nine Months Ended
                                                       March 31,                              March 31,
                                           ----------------------------------     -----------------------------------
                                               1997                1996                1997                1996
                                           --------------      --------------     ---------------     ---------------
Revenues                                   $      16,058       $      14,045       $      46,050       $      41,105

Operating expenses:
   Cost of services                                9,896               8,011              27,703              23,742
   Depreciation and amor-
     tization, principally
     cost of services                              1,898               1,785               5,475               5,049
   Selling and marketing                           1,784               1,637               5,640               4,771
   Administration                                  1,278               1,201               3,991               3,996
   Merger costs                                      390                  --                 390                  --
                                                  ------              ------              ------              ------
     Total operating expenses                     15,246              12,634              43,199              37,558

Operating income                                     812               1,411               2,851               3,547

Other income (expense):
   Interest income                                    42                  41                 117                 105
   Interest expense                                 (140)               (189)               (402)               (538)
                                                  ------              ------              ------              ------
     (expense)                                       (98)               (148)               (285)               (433)
                                                  ------              ------              ------              ------
Income before income taxes                           714               1,263               2,566               3,114

Provision for income taxes:
   Current                                             5                   9                  15                  22
   Deferred                                          271                 470                 978               1,167
                                                  ------              ------              ------              ------
     Total income taxes                              276                 479                 993               1,189
                                                  ------              ------              ------              ------
Net income                                 $         438       $         784       $       1,573       $       1,925
                                                  ======              ======              ======              ======
Net income per common and common
equivalent share
                                           $        0.10       $        0.18       $        0.36       $        0.46
                                                  ======              ======              ======              ======
Weighted average common and common
equivalent shares
                                               4,466,000           4,277,000           4,417,000           4,175,000
                                               =========           =========           =========           =========

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (in thousands)

                                                                              Nine Months Ended
                                                                                  March 31,
                                                                           1997                 1996
                                                                     -----------------     ---------------
Cash flows from operating activities::
   Net income                                                        $          1,573      $        1,925
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                             2,006               2,068
       Amortization                                                             3,469               2,981
       Provision for deferred income tax                                          978               1,167
       Changes in operating assets and liabilities:
         Accounts receivable                                                      545              (1,741)
         Unbilled receivables                                                  (1,636)                339
         Other assets                                                            (343)             (1,137)
         Accounts payable                                                        (384)                (61)
         Accrued expenses                                                        (288)               (482)
         Unearned revenues                                                        702                 338
                                                                                -----               -----
Net cash provided by operating activities                                       6,622               5,397

Cash flows from investing activities:
   Acquisition of assets, net of cash acquired                                   (139)                 --
   Property and equipment, net of disposals                                    (1,984)             (1,770)
   Capitalized software and database development costs                         (5,210)             (3,980)
                                                                                -----               -----
Net cash used in investing activities                                          (7,333)             (5,750)

Cash flows from financing activities:
   Proceeds from notes payable                                                  1,275               1,500
   Principal payments on notes payable                                           (944)               (638)
   Principal payments on capital leases                                          (759)               (858)
   Issuance of common shares                                                    3,234                 996
                                                                                -----               -----
Net cash provided in financing activities                                       2,806               1,000
                                                                                -----               -----

Increase in cash                                                                2,095                 647

Cash and cash equivalents at beginning of period                                3,347               3,348
                                                                                -----               -----

Cash and cash equivalents at end of period                           $          5,442      $        3,995
                                                                                =====               =====

Supplemental disclosures:
   Interest paid                                                     $            402      $          538
   Income taxes paid                                                               12                  21
   Equipment acquired under capital lease                                         400                 432

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

2.   Computer software and database development costs

                                                     March 31,
                                                        1997                June 30,
                                                    (Unaudited)               1996
                                                  ----------------       ----------------
                                                              (in thousands)
     Computer software and database development
       costs consist of the following:

          Computer Software (AutoPILOTTM)
              Cost                                 $    12,843         $    10,347
              Less accumulated amortization              5,575               4,307
                                                       -------             -------
                  Net book value                         7,268               6,040
          Claim Administration Software
              Cost                                       7,359               6,705
              Less accumulated amortization              2,719               2,178
                                                       -------             -------
                  Net book value                         4,640               4,527
          Guidelines, Protocols and Medical
            Analysis Software
              Cost                                      11,956               9,896
              Less accumulated amortization              4,503               3,331
                                                       -------             -------
                  Net book value                         7,453               6,565
                                                       -------             -------
          Computer Software and Database
            Development Costs                      $    19,361         $    17,132
                                                        ======              ======

     Amortization of these costs was as follows for the nine month period ended March 31, 1997 and the year ended June 30, 1996.

                                               Nine Months Ended                 Year Ended
                                                March 31, 1997                    June 30,
                                                 (Unaudited)                        1996
                                          ---------------------------       ---------------------
                                                              (in thousands)

    Computer Software (AutoPILOTTM)           $       1,268                     $       1,485
    Claim Administration Software                       541                               645
    Guidelines, Protocols and Medical
         Analysis Software                            1,172                             1,279
                                                      -----                             -----
    Amortization Expense                      $       2,981                     $       3,409
                                                      =====                             =====

3.   Merger Termination

     On March 10, 1997, HRM and HealthPlan Services Corporation (HPS) announced that the merger agreement dated September 12, 1996, had been terminated by mutual arrangement and HPS purchased 200,000 unregistered shares of common stock from HRM at a price of $2.5 million ($12.50 per share). The consolidated net income for the three months and nine months ended March 31, 1997 includes a one-time charge of $390,000 ($0.05 per share, net of tax benefit) for the write-off of costs related to the terminated merger agreement with HPS.

4.   Series A Preferred Stock

     On April 4, 1997, the HRM Board of Directors created a series of preferred stock, par value $.01 per share for the shareholder rights plan. The shares of such series were designated as "Series A Preferred Stock". The number of shares authorized and unissued constituting the Series A Preferred Stock is 300,000 shares, which were allocated from the undesignated shares of HRM.

5.   Shareholder Rights Plan

     On April 4, 1997, the HRM Board of Directors established a shareholder rights plan which provides for a dividend distribution of one preferred stock purchase right (a "Right") to be attached to each share of common stock of HRM then outstanding or thereafter issued. The Rights are currently not exercisable or transferable apart from the common stock. Each Right entitles the holder to purchase from HRM one one-hundredth of a share of Series A Preferred Stock of HRM at a price of $50.00 per one one-hundredth of a preferred share, subject to adjustment. The Rights become exercisable if a person or group acquires 15% or more of HRM common stock or announces a tender offer for 15% or more of its common stock, subject to certain exceptions. After the Rights become exercisable, each Right entitles the holder (other than the 15% holder) to purchase HRM stock having a market price of two times the Right's exercise price. Also, if after a person acquires 15% without Board approval, HRM is acquired in a merger or similar transaction, each right thereafter would entitle a holder (other than the 15% holder) to acquire shares of the acquiring company or an affiliate having a market price of two times the Right's exercise price. Each Right is redeemable at $.001 at any time up to ten days after a person acquires 15% of HRM's common stock. The Rights expire on April 4, 2007 unless earlier redeemed by HRM.

6.   Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting basic and diluted earnings per share for financial statements issued for periods ending after December 15, 1997. Basic and diluted earnings per share under Statement No. 128 as compared to current accounting standards would have been as follows:

                                             Current Standards
                                           ---------------------
                                                                                FAS 128
                                                          Fully            -------------------
                                           Primary       Diluted           Basic       Diluted
                                           -------       -------           -----       -------


    Three months ended March 31,

             1997                            $0.10        $0.10            $0.10         $0.10
             1996                            $0.18        $0.18            $0.19         $0.18

    Nine months ended March 31,

             1997                            $0.36        $0.35            $0.37         $0.36
             1996                            $0.46        $0.46            $0.48         $0.46

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Overview

A majority of the Company's revenues consist of fees for services provided under contracts obligating clients to pay a fixed monthly charge for each covered employee or member based on anticipated case volume experience, a percentage of savings, a transaction or case fee, or on an hourly basis. In addition, each new client is typically charged a one-time set-up fee to cover the related set-up costs incurred by the Company. Such revenue is recognized as services rendered under each contract.

The Company's expenses are comprised of its cost of services (consisting primarily of compensation of personnel, including nurses and physicians, telephone expenses, rent, costs related to the Company's computer operations, costs related to customer service, and costs related to the development of new services), selling and marketing expenses (including sales commissions, advertising and account management personnel), general and administration expenses (including bad debts and compensation of personnel in the corporate, finance, human resources, and general administration departments) and depreciation and amortization (primarily capitalized leased equipment and software costs).

Certain items in the financial statements ending March 31, 1996 have been reclassified to conform to the presentation for March 31, 1997 financials.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of total revenue for the three months and the nine months ended March 31, 1997 and 1996 and the fiscal year ended June 30, 1996.


                                                Three Months                    Nine Months                 Year
                                                    Ended                          Ended                   Ended
                                                  March 31,                      March 31,                June 30,
                                           ------------------------      --------------------------     -------------
                                              1997        1996               1997         1996              1996
                                              ----        ----               ----         ----              ----

Revenues                                     100.0%      100.0%             100.0%       100.0%            100.0%
                                             =====       =====              =====        =====             =====

Operating expenses:
   Cost of services                           61.6%       57.0%              60.2%        57.8%             58.3%
   Depreciation and amortization,
     principally cost of services             11.8%       12.7%              11.9%        12.3%             12.7%
   Selling and marketing                      11.1%       11.7%              12.2%        11.6%             12.4%
   Administration                              8.0%        8.6%               8.7%         9.7%              9.6%
   Merger costs                                2.4%        0.0%               0.8%         0.0%              0.0%
                                             -----       -----              -----        -----             -----
     Total operating expenses:                94.9%       90.0%              93.8%        91.4%             93.0%
                                             -----       -----              -----        -----             -----
Operating income                               5.1%       10.0%               6.2%         8.6%              7.0%
Other income (expense):
   Interest income                             0.2%        0.3%               0.3%         0.2%              0.3%
   Interest expense                           (0.9)%      (1.3)%             (0.9)%       (1.3)%            (1.3)%
                                             -----       -----              -----        -----             -----
     Total other income (expense)             (0.7)%      (1.0)%             (0.6)%       (1.1)%            (1.0)%

Income before taxes                            4.4%        9.0%               5.6%         7.5%              6.0%
Income taxes                                   1.7%        3.4%               2.2%         2.8%              2.3%
                                             -----       -----              -----        -----             -----

Net income                                     2.7%        5.6%               3.4%         4.7%              3.7%
                                             =====       =====              =====        =====             =====

Revenues: Revenues for the three months and the nine months ended March 31, 1997 increased $2,013,000 (14%) and $4,945,000 (12%), respectively, over the corresponding periods of the prior year. This increase is primarily attributable to net increases in the number of clients and covered participants enrolled in the Company's healthcare management services, sales of additional services to existing clients, and increased sales of the QualityFIRST(R) healthcare practice guidelines.

Following is the approximate breakout of revenue by class of similar service categories:

                         Three Months Ended                                Nine Months Ended
                              March 31,                 Change                March 31,                Change
                         ------------------        ------------------     ------------------        ---------------
                          1997          1996        Amount       %         1997         1996        Amount      %
                          ----          ----        ------       -         ----         ----        ------      -

Care review
  and case
  management              $  6,478      $  5,392    $  1,086     20%     $ 18,369     $ 16,850     $ 1,519      9%
Price control                1,041         1,004          37      4%        3,281        2,952         329     11%
Claim administra-
  tion services              6,590         6,218         372      6%       18,563       17,679         884      5%
Information
  management                 1,949         1,431         518     36%        5,837        3,624       2,213     61%
                            ------        ------       -----     --        ------       ------       -----     --
                          $ 16,058      $ 14,045     $ 2,013     14%     $ 46,050     $ 41,105     $ 4,945     12%
                            ======        ======       =====     ==        ======       ======       =====     ==

There are variations in revenue by class because clients purchasing services may choose all or a portion of these services, and this varies from client to client and period to period.

Revenues for care review and case management services increased 20%, or $1,086,000, from the third quarter of fiscal 1996 to fiscal 1997 (from $5,392,000 to $6,478,000), and increased 9%, or $1,519,000, from the first nine months of fiscal  1996 to fiscal 1997 (from  $16,850,000  to  $18,369,000).  The increase in fiscal 1997 was mainly the result of adding a large customer.

Revenues for price control services increased 4%, or $37,000, from the third quarter of fiscal 1996 to fiscal 1997 (from $1,004,000 to $1,041,000), and increased 11%, or $329,000, from the first nine months of fiscal 1996 to fiscal 1997 (from $2,952,000 to $3,281,000). The increase in fiscal 1997 was mainly the result of an increase in the CarePASS(R) customer base.

Claim administration services increased 6%, or $372,000, from the third quarter of fiscal 1996 to fiscal 1997 (from $6,218,000 to $6,590,000), and increased 5%, or $884,000, from the first nine months of 1996 to fiscal 1997 (from $17,679,000 to $18,563,000) because of an increase in the customer base or claim volume.

Information management revenues increased 36%, or $518,000, from the third quarter of fiscal 1996 to fiscal 1997 (from $1,431,000 to $1,949,000), and increased 61%, or $2,213,000, from the first nine months of fiscal 1996 to 1997 (from $3,624,000 to $5,837,000). In fiscal 1994, fiscal 1995, fiscal 1996 and the first nine months of fiscal 1996 and 1997, revenues of $1,363,000, $2,628,000, $4,910,000, $3,290,000 and $5,357,000, respectively, were related to
QualityFIRST(R) software and system licensing.

Cost of Services: Cost of services increased 24% from the third quarter of fiscal 1996 to fiscal 1997 (from $8,011,000 to $9,896,000) and increased as a percentage of revenues from 57% to 62%. Cost of services increased 17% from the first nine months of fiscal 1996 to fiscal 1997 (from $23,742,000 to $27,703,000) and increased as a percentage of revenues from 58% to 60%. The increases in cost of services are due to additional costs related to payroll and expenses for increased business.

Depreciation and Amortization: Depreciation and amortization expenses increased 6% from the third quarter of fiscal 1996 to fiscal 1997 (from $1,785,000 to $1,898,000), but decreased as a percentage of revenues from 13% to 12%. Depreciation and amortization expenses increased 8% from the first nine months of fiscal 1996 to 1997 (from $5,049,000 to $5,475,000), but remained unchanged as a percentage of revenues at 12%. The increase was primarily the result of depreciation on additional computer, telephone and office equipment, and amortization of additional software and contract costs. Approximately 92% of depreciation and amortization expenses are related to cost of services.

Selling and Marketing: Selling and marketing expenses increased 9% from the third quarter of fiscal 1996 to fiscal 1997 (from $1,637,000 to $1,784,000) and decreased as a percentage of revenues from 12% to 11%. Selling and marketing expenses increased 18% from the first nine months of fiscal 1996 to fiscal 1997 (from $4,771,000 to $5,640,000) and remained unchanged as a percentage of revenues at 12%. The increase in fiscal 1997 was due primarily to increased marketing, sales and account management personnel, sales commissions and travel expenses.

Administration: Administration expenses increased 6% from the third quarter of the fiscal 1996 to fiscal 1997 (from $1,201,000 to $1,278,000) and decreased as a percentage of revenues from 9% to 8%. Administration expenses remained unchanged from the first nine months of fiscal 1996 to 1997 (from $3,996,000 to $3,991,000), and decreased as a percentage of revenues from 10% to 9%. The administration expenses in fiscal 1996 and fiscal 1997 relate to staff and other expenses, including salaries, bad debts, training programs and insurance.

Merger Costs: The third quarter of fiscal 1997 included a one-time charge of $390,000 for the write-off of costs related to the termination of the merger agreement with HealthPlan Services Corporation.

Interest: Interest income was $42,000 and $41,000 for the third quarter of fiscal 1997 and fiscal 1996, respectively, and decreased as a percentage of revenues from 0.3% to 0.2%. Interest income was $117,000 and $105,000 for the first nine months of fiscal 1997 and fiscal 1996, respectively, and decreased as a percentage of revenues from 0.3% to 0.2%. Interest income varies with funds available to be invested in short-term investments.

Interest expense decreased 26% from the third quarter of fiscal 1996 to fiscal 1997 (from $189,000 to 140,000) and decreased as a percentage of revenues from 1.3% to 0.9%. Interest expense decreased 25% from the first nine months of fiscal 1996 to fiscal 1997 (from $538,000 to $402,000) and decreased as a percentage of revenues from 1.3% to 0.9%. Interest expense was impacted in fiscal 1997 by lower average principal balances outstanding.

Income Taxes: Income taxes decreased in the third quarter of fiscal 1997 from fiscal 1996 by $203,000, and decreased in the first nine months of fiscal 1997 from fiscal 1996 by $196,000. The decreases are due to lower income before income taxes. It is expected that the fiscal year 1997 effective tax rate will approximate the 39% rate of fiscal 1996.


Liquidity and Capital Resources

The Company's cash flow from operations was $5,397,000 and $6,622,000 for the first nine months of fiscal 1996 and 1997, respectively. Cash flow from operating activities was greater than net income because non-cash charges such as depreciation, amortization and deferred income taxes exceeded the net changes in operating assets and liabilities for the first nine months of fiscal 1996 and fiscal 1997. Cash has been used to invest in software and program enhancements ($3,980,000 and $5,210,000 in the first nine months of fiscal 1996 and fiscal 1997, respectively). In addition, the Company acquired property and equipment, including acquired assets, of $1,770,000 and $2,123,000 for the first nine months of fiscal 1996 and 1997, respectively. The Company expects to continue its expansion and will acquire property and equipment, enhance software and products, and develop products.

The Company had a net operating loss carryforward for income tax purposes in excess of $13,000,000 as of June 30,1996, which can be used to reduce the cash flow necessary to pay taxes.

The Company's cash position at March 31, 1997 was $5,442,000 as compared to $3,347,000 at June 30, 1996. The Company also used approximately $1,496,000 and $1,703,000 for the first nine months of fiscal 1996 and 1997, respectively, to repay principal on notes payable and capital leases, but borrowed $1,500,000 and $1,275,000, respectively. The Company received $996,000 and $3,234,000 during the first nine months of fiscal 1996 and fiscal 1997, respectively, from stock option exercises for common stock or from the sale of unregistered shares of common stock. The Company's current ratio was approximately 1.9 and 1.6 at March 31, 1997 and June 30, 1996, respectively. The Company's working capital was $8,746,000 and $5,246,000 at March 31, 1997 and June 30, 1996, respectively.

The Company believes that its cash and cash flow from operations, together with credit facilities which the Company has obtained, will be sufficient to finance the Company's anticipated, normal expansion in fiscal 1997. The Company has a term loan (principal balance of $1,179,000 as of March 31, 1997) with its bank due June 30, 1999 and a revolving credit facility expiring January 31, 1998, under which the Company may borrow up to $3,750,000. The Company has a principal balance of $2,336,000 as of March 31, 1997 under the revolving credit facility. The revolving credit and term loan are secured by liens on the assets of the Company.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

      (a) On April 4, 1997, the Company established a shareholder rights plan. See Note 5 to the Financial Statements contained in this report for a more complete description of the rights distributed under such plan.

      (b) During the three months ended March 31, 1997, the Company made the following sales of unregistered securities:

                  (i) Effective January 31, 1997, the Company sold 35,000 shares of common stock to two option holders for total cash consideration of $385,000.

                  (ii) Effective  March 10, 1997, the Company sold to HealthPlan
         Services   Corporation   200,000   shares  of  Common  stock  for  cash
         consideration of $2,500,000.

Each of the above sales was deemed to be exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof. The purchasers represented their intention to acquire the shares for investment purposes only and not with a view to the sale thereof. In addition, a restrictive legend has been placed on the certificates representing the shares.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 3  -- Articles of Incorporation, as amended to date

              Exhibit 11 -- Computation of Earnings Per Common Share

              Exhibit 27 -- Financial Data Schedule (filed in electronic format only)

         (b) During the three months ended March 31, 1997, there was no report filed on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Health Risk Management, Inc.



Dated:  May 5, 1997                         By:    /s/Gary T. McIlroy
                                                ----------------------
                                                 Gary T. McIlroy, M.D.
                                                 Chief Executive Officer



Dated:  May 5, 1997                         By:    /s/Thomas P. Clark
                                                ----------------------
                                                 Thomas P. Clark
                                                 Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  EXHIBIT INDEX

                                       to

                                    FORM 10-Q
                        For Quarter Ended March 31, 1997


                          HEALTH RISK MANAGEMENT, INC.

                             (SEC File No. 0-18902)

 ------------------------------------------------------------------------------


Exhibit
Number        Exhibit Description
-------       -------------------

   3          Articles of Incorporation, as amended to date

  11          Computation of Earnings Per Share

  27          Financial Data Schedule (filed in electronic format only)