Form 10-K
period 1997-06-30
HEALTH RISK MANAGEMENT INC /MN/
filed 1997-10-14
CIK 869486

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1997

                         Commission file number 0-18902

                          Health Risk Management, Inc.
             (Exact name of registrant as specified in its charter)

         Minnesota                                           41-1407404
(State or other jurisdiction of                           (I. R. S. Employer
incorporation or organization)                          Identification Number)

                  8000 West 78th Street, Minneapolis, MN 55439
             (Address of principal executive offices, the zip codes)

        Registrant's telephone number, including area code: 612/829-3500

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                         Preferred Stock Purchase Rights
                           --------------------------

Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.       [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of October 7, 1997 was approximately $62,250,000 based upon the closing sale price of the Registrant's Common Stock on such date.

Shares of $.01 par value Common Stock outstanding at October 7, 1997:
                                4,502,019 shares.

                       Documents Incorporated by Reference

                                      NONE

                                     PART I

Item 1.  Business.

(a)  General Development of Business.

     Unless the context otherwise requires, references in this Form 10-K to "HRM" and the "Company" refer to Health Risk Management, Inc., its wholly owned domestic subsidiaries, HRM Claim Management, Inc., Institute of Healthcare Quality, Inc., Health Benefit Reinsurance, Inc., and Health Program Managers, Inc., and its wholly owned Canadian subsidiary, Health Resource Management Ltd. Health Risk Management, Inc. was incorporated in Minnesota in 1977.

     HRM provides comprehensive, integrated total health plan management and information services from diagnosis through claim payment supported by the Company's QualityFIRST(R) clinical practice guidelines for self-funded health benefit plans, fully insured health benefit plans, workers' compensation care and disability care using electronic data interchange
     (EDI) technology. The Company provides these services for self-insured employers, unions, governmental entities, insurance companies, health maintenance organizations (HMOs), preferred provider organizations (PPOs), hospitals, and others to manage the quality, volume, cost, and payment for health care. The Company's managed healthcare services include a 24-hours a day, 7 days a week (24/7) health information line ; care review management services, which apply diagnostic and utilization review; case management services for a variety of catastrophic or long-term illnesses and conditions; price control management services such as preferred provider networks, fee negotiations, and audits of hospital and physician charges; claims administration management services; and health care information management and software services. The Company has developed its managed healthcare services based upon proprietary clinical practice protocols (QualityFIRST(R) Healthcare Practice Guidelines), Company-developed medical and cost databases, and extensive medical expertise.

(b)  Financial Information about Industry Segments.

     The Company is engaged at the present time in only one industry segment, namely, managed healthcare services. Financial information concerning the Company's business is included in Items 6, 7, 8, and 14.

(c)  Narrative Description of Business.

     (1) Products.

          The principal services currently offered by HRM are 24/7 CareCALL(SM) (health information hotline), care review management (both inpatient and outpatient), case management, price control management, claims administration management, and information services.

          HRM's fees for these services are generally based on the number of lives covered by the particular benefit plan or on a fee per transaction basis. The Company typically contracts with a client to provide 24/7 CareCALL(SM), precertification and concurrent review services, and some or all of HRM's other care review management, case management, price control management, or claim administration management services under contracts generally of one to three year terms. The Company also offers QualityFIRST(R) Healthcare Practice Guidelines software, certain health care information management computer systems, and consulting services on an hourly, project or software license and subscription fee basis.

         Care Review Management

         HRM's Care Review Management Services, accredited by the Utilization Review Accreditation Committee (URAC) in Washington, D.C., promote quality care though the software technology and medical expertise required for prospective, concurrent, and retrospective care management of significant health care events: medical/surgical procedures, long-term care management, prenatal care management and selected outpatient medical/surgical care. All care management for total health plan management activity takes place within medical specialty teams using QualityFIRST(R) guidelines for self-funded benefit plans, fully insured benefit plans, HMOs, providers and workers' compensation and disability insurance programs.

         HRM's medically driven approach is grounded in its use of clinical specialty teams rather than generalist care managers. HRM care managers are organized by clinical specialty review teams to provide the same level of specialization in managing care as is practiced by the medical professions. Each case is evaluated at the initial stage and immediately directed to the appropriate specialty review team to begin the review process. HRM's clinical specialty review teams enable HRM to review the spectrum of medical, surgical and specialty care.

         HRM's review teams are constructed in the following specialty areas:

           *     Cardiology                  *    Surgical
           *     Gastroenterology            *    Obstetrics/Gynecology
           *     Otolaryngology (EENT)       *    Orthopedics
           *     Pediatrics                  *    Home Care
           *     Neurology                   *    Internal Medicine
           *     Urology/Nephrology          *    Behavioral Health
           *     AIDS/Hospice                *    Transplants

         The specialty team evaluates the patient's symptoms, diagnosis, and proposed treatment plan and setting in consultation with the patient's physician, before evaluating secondary factors such as length of stay and price, thus reducing the cost and risk associated with inappropriate care.

         The Company's Care Review Management applies diagnostic and utilization review for all inpatient and outpatient care eligible under the health plan of HRM's clients.

         Diagnostic review determines whether the proposed diagnostic and therapeutic selections by the hospital or physician for a patient's particular illness or condition are medically appropriate. Utilization review which follows the diagnostic review evaluates the appropriateness of the proposed location of services (e.g. hospital intensive care unit, hospital general ward, hospital outpatient, or physician's office), the proposed length of stay, and any proposed ancillary services.

         These evaluations are performed using QualityFIRST(R) guidelines which are proprietary clinical practice protocols developed by HRM's subsidiary, Institute of Healthcare Quality, Inc., using international medical databases, selected medical specialist experts in the field, and clinical information from a variety of clinical resources and professional organizations.

         Under HRM's Care Management Services, a plan participant or the participant's physician must call a toll-free telephone number a number of days prior to commencement of elective medical or surgical treatment, or whenever possible, prior to an emergency admission. This toll-free call can be placed by the plan participant or the participant's physician 24 hours per day, seven days per week, 365 days per year. From these calls, HRM gathers information on the participant's medical condition and the attending physician's proposed treatment plan, and then compares these against HRM's QualityFIRST(R) guidelines to determine the reasonableness of the diagnosis and appropriateness of treatment. In the event of any discrepancies between the proposed diagnosis and treatment and HRM's QualityFIRST(R) guidelines, or at the request of the attending physician (and in all cases involving certain complicated illnesses), these determinations are reviewed by a Company physician who is available 24 hours a day, seven days per week, 365 days per year, and, in certain instances, by an independent physician (second opinion). A second opinion provides the patient with additional information to enable him or her to make an informed decision concerning the advisability of proceeding with a certain treatment. The determination of whether the diagnosis, plan of treatment, and setting for care are medically necessary and appropriate is entered into the Company's computer system to determine health plan reimbursement and to communicate the determination to the client's health plan administrator and the patient. Under no circumstances does HRM prohibit the provision of any clinical services. If HRM does not authorize the payment of the physician's or hospital's fee, the health plan administrator may nonetheless choose to pay such fee. Even if the health plan administrator chooses not to pay such fee, the patient remains free to engage any physician, hospital, or outpatient facility to perform any treatment based upon any diagnosis, at the patient's expense.

         The following Care Management Services are offered by the Company generally on a fixed monthly fee per covered life based on expected transaction volume, or on a per transaction or case basis:

         24/7 CareCALL. HRM's 24-hour health information line provides personal health management by educating and empowering consumers to make better decisions about their healthcare and the resources they use. At the same time, it reduces claim expenditures through reductions in unnecessary emergency room and office visits.

         The health information line is staffed by registered nurses who use on-line pediatric and adult triage guidelines to assess symptoms and triage callers to the appropriate level of care.

         In addition, this service provides medical information and unlimited, confidential access to more than 500 audio health library topics covering prevention, self-care, behavioral health issues and advice on parenting. It also enables members to precertify inpatient and outpatient care and locate appropriate network providers any time of the day or night. HRM's health line is objective, friendly, easy to use and accessible when community healthcare resources are unavailable.

         Medical/Surgical Review. The Company's Care and Management precertification and concurrent review service for medical and surgical procedures is designed to reduce employer medical and surgical costs by identifying and approving for reimbursement the most appropriate and cost-effective plan of treatment and setting for care.

         Behavioral Health Review. HRM also offers precertification and concurrent review of mental health and chemical dependency treatment. HRM's mental health and chemical dependency review service evaluates the medical necessity and appropriateness of the type, frequency and location of planned inpatient and outpatient mental health and chemical dependency treatment for the purpose of determining what the plan should consider eligible for coverage. HRM also identifies alternative treatments. HRM uses a multidisciplinary approach to mental health and substance abuse care management. HRM's strategy draws on the professional expertise of behavioral health teams that specialize in chemical dependency; child, adolescent, and adult mental health; and behavioral medicine. Cases are matched with behavioral health teams trained to manage specific types of care.

          Case Management

          Case management services provide special coordination of the full range of managed care services in complex, unpredictable medical and social cases. These include catastrophic and long-term care, behavioral health illnesses being managed under both health plans and employee assistance programs (EAPs), illnesses covered simultaneously under health plans and workers' compensation plans, prenatal care management, and specialized care under chiropractic plans. Due to the complex and long-term nature of these cases, a single case manager may coordinate all managed care services for a patient for periods ranging from one month to several years. Case management services are billed most frequently on a per hour basis or a per transaction basis.

          The following case management services are offered by the Company:

          Coordinated Care Management (CCM). The Company manages cases which require costly medical treatment such as AIDS, cancer, complex mental illness, transplants, chemical dependency, and major trauma. The Company identifies these cases by reviewing the health claims history and the information obtained during the precertification and concurrent review process. In these cases, HRM helps identify cost-effective health care alternatives, including transferring the patient from a hospital to an alternative care facility such as a skilled nursing facility, a hospice or the patient's home. HRM also coordinates all of the services or care that will be required as a result of such a transfer and may arrange for special pricing of required services. In cases where the alternative treatment may not be covered under the employer's health plan, the employer is advised that it may save money by electing to pay for these more cost effective services outside of the plan. The Company's chiropractic review program involves precertification review of chiropractic services involving the spine for authorized length of treatment and proposed charges.

          Employee Assistance Programs. HRM and subcontractors have jointly developed an employee assistance program ("EAP") which combines employee assistance services with HRM's mental health and chemical dependency review. EAP services performed by subcontractors include: telephone and in-person assessment of mental health, chemical dependency, legal, financial, employment, and other problems; crisis intervention; specialist consultation; and referral to screened services. EAP services performed by HRM include: diagnostic and utilization review, large case management, fee negotiation, auditing of charges, and claims administration. EAP is independently marketed by both HRM and subcontractors.

          QualityBIRTH(SM) Prenatal Care Management. HRM's prenatal care management program, QualityBIRTH, is a service for expectant mothers for early identification and management of pregnancies at risk for premature delivery. HRM OB/GYN specialists consult with the mother-to-be and her physician to screen for risk factors that suggest premature birth, thereby avoiding the need for crisis management. The primary responsibilities of HRM's staff are patient education and advocacy, and support throughout the pregnancy.

          DisabilityCARE(SM). HRM's disability management program, DisabilityCARE, promotes quality medical care and early return-to-work for short- and long-term disability and worker's compensation cases. DisabilityCARE is initiated with identification of injury through 24-hour access to CareCall(SM), seven-days-a-week, and its experienced staff, and continues through successful return-to-work. DisabilityCARE care managers use QualityFIRST(R) workers' compensation/disability guidelines to confirm the diagnosis, establish a treatment plan, and through use of on-line return-to-work guidelines, help get injured workers back to the job as soon as medically appropriate. These guidelines cover more than 80% of the disability/workers' compensation related diagnoses. Additionally, HRM is committed to reducing its customer's lost productivity, indemnity benefit payments and medical expenses surrounding disabilities.

         Price Control Management

         HRM's principal price management activities are fee negotiation, preferred provider contract pricing, and bill review. HRM's price control management is designed to help locate and negotiate for clients and covered plan participants the most reasonable fees possible for health care services. These services are provided for a fee based on the number of lives covered based on expected transactions, on a per transaction or case basis, or on a percentage of savings basis.

         Services provided under price control management are as follows:

         Preferred Provider Organizations (PPOs). HRM's CarePASS(R) service assists employers with the evaluation and selection of health care providers, similar to traditional PPOs. PPOs are groups of hospitals, key physicians and other health care providers that offer services at negotiated rates to employer groups or insurers. Most PPOs negotiate a specified percentage discount in prices which does not, however, prevent price increases during the term of the PPO contract. HRM, on the other hand, uses its medical expertise and claims database to evaluate bid prices submitted by participating providers for each specific treatment during the contract term.

         HRM establishes CarePASS in selected markets based on the number and size of current and prospective clients in those markets, and on the anticipated level of acceptance by employees in those markets. In some cases, employers pay the Company to develop a network in a specified market.

         The Company can also provide its clients with access to PPOs organized by others which meet the Company's criteria for provider selection. HRM's criteria in selecting PPOs established by third-parties are the same as are used by the Company in developing CarePASS. The Company evaluates quality, cost, and financial stability of the providers and the third-party organization, and reviews the contracts between the third-party organization and providers. HRM received monthly reports from the third-party organization, integrates them with the Company's own management reports, and provides the clients with a unified report.

         Prospective Case-by-Case Fee Negotiation. In situations where its clients are not participants in a PPO, HRM will negotiate the cost of covered services, on a case-by-case basis, on behalf of clients and covered participants prior to the services being performed. At the time medical treatments are being reviewed under HRM's care review services, a separate staff of price negotiators and bill reviewers simultaneously negotiates the amount of the covered fees with the provider.

         Audit of Hospital and Physician Bills. HRM also retrospectively reviews the charges billed by hospitals and physicians with respect to covered participants. Under Company procedures, hospital bills in excess of specified amounts and the associated physician bills are reviewed to determine whether services were actually delivered to the patient and whether the charges for the delivered services were reasonable in view of prevailing fees for such services in that geographic area.

         Claims Administration Management

         HRM's claims administration management handles processing and payment of health care bills under the terms of a client's health plan, providing for adequate funding (fully insured premium or self-funded), easy access, efficient processes, accurate payment and timely reporting through plan design, underwriting services and claim administration services. The Company's claims administration management maintains enrollment and eligibility data for covered participants and dependents and eligible providers located in all states. Reimbursement rules are based on levels of co-insurance, co-dependency, segregation, provider contracts, care management, and negotiated fee arrangements specified in the health plan and allowable under ERISA regulations. The Company also administers continuation of benefit programs for terminated employees under the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA") and flexible benefit programs under Internal Revenue Code (IRC) Section 125. The Company also coordinates benefit payments with other group health plans.

         Effective claim administration is a critical part of the health management system. Claims administrative management services highlight the value of HRM's totally integrated process by working to ensure that care and price management goals are attained within the proper bounds of each client's health plan. Claim personnel, using HRM's electronically integrated systems, quickly verify that decisions made during a patient's care are accurately reflected in the billing process. Consolidated administrative reporting provides clients with information to monitor and manage their health benefit programs effectively. HRM's management report format combines Care Management results and claim payment decisions in an easy-to-read document. The Company's claim subsidiary was the first claim administrator in North America to be awarded I.S.O. 9002 certification.

         Electronic data interchange (EDI) links providers, through a third party clearinghouse, to payers, and processes claims electronically. Electronic submission, processing, and payment of claims cuts administrative costs and allows benefits analysts to apply their skills to problem cases. EDI technology is a key to streamlining administrative operations. HRM has developed software which allows its claim payment system to connect with third party EDI networks.

         HRM offers a full range of administrative services to help clients manage and supplement their health plans. HRM's underwriting division can produce valuation reports to support the financial integrity of clients' self-funded plans. HRM can also help produce a cost analysis of additional benefits and define the funding levels needed to support those benefits. HRM's systems and strategies support the use of flexible benefit plans, and can assist clients in determining flex-plan objectives and deciding whether a full-blown cafeteria plan, a Section 125 plan with 401(k), or a simple flexible spending account can best suit the client's needs. HRM's underwriting group provides a variety of reinsurance and stop-loss insurance strategies and products to meet clients' needs, including group life and term disability products. COBRA administration services are also available to help clients handle COBRA compliance.

         HRM fees for claim  administration  services  generally  are based on a
         monthly  fee  per  covered  life  based  on  the  expected   number  of
         transactions or on a per transaction basis.

         During fiscal year 1996, the Company formed a wholly-owned subsidiary, Health Benefit Reinsurance, Inc. (HBRe) to act, independent of HRM and subsidiaries, as a managing general underwriter for products including specific and aggregate stop loss insurance, life and disability insurance, fully insured underwriting and other underwriting services needed for customers that contract with HRM and subsidiaries, or others that purchase services directly from HBRe. The services offered by HBRe include underwriting, premium billing, collection and distribution, policy or certificate issue, customer service and claim administration for that product.

         Information Services

         HRM's information services are complementary to its health plan management services. These are offered by HRM on an hourly, project or software license fee basis.

         QualityFIRST(R) Healthcare Practice Guidelines Software and Related Systems Software. QualityFIRST(R) guidelines and system software provide decision support for evaluating diagnosis, treatment selection and resource use for each episode of care. In addition, the guidelines provide consistent criteria and practice standards against which care quality and related costs can be measured. These diagnosis-driven guidelines, which promote consistency in decision making, are used to influence quality of care; promote clinically appropriate decisions prospectively, concurrently, and retrospectively; promote optimal outcomes; and allow the practitioner flexibility in care decisions on the basis of individual patient factors. The guidelines software operates under standard, easy-to-use software and provides primary baseline data needed for Continuous Quality Improvement (CQI) such as usage characteristics and patterns of care for a given organization or practitioner.

         The Company offers Medical/Surgical, Workers' Compensation/Disability, Behavioral Health, Specialist Referral and Alternative Setting guideline software packages or modules. These modules comprise over 430 guidelines and 2,700 treatments/procedures covering more than approximately 90% of significant clinical events. The Workers' Compensation/Disability package includes on-line-return-to-work parameters to identify the expected length of disability and to expedite return to work as well as on-line access to individual state workers' compensation treatment guidelines to facilitate compliance with local workers' compensation regulations. Alternative Setting guidelines are designed to help streamline the transfer of care from an acute setting to the next appropriate care level based on medical, physical, economic and psychosocial issues particular to each patient. Specialist Referral guidelines are used to facilitate the referral decision process from the primary care physician to the specialist. These guidelines are designed to ensure appropriate referrals, to ensure appropriate timing of referrals, to support first line treatment by the primary care physician and to document referral decisions so the result is optimal, cost-effective care. Each of the Company's guidelines is reviewed at least yearly and is updated as necessary to reflect the latest clinical advances.

         QualityFIRST(R) software and systems are made available to clients on a software license basis. In late fiscal 1992, HRM entered into its first software license agreement. Its licensees include hospitals, insurance companies, HMOs and PPOs. Fees are based on a license fee at inception with a monthly subscription fee during the term of the license agreement based on covered lives or number of workstations utilizing the guidelines.

         Health Care Information Management. The Company manages health care data for large organizations and governments, including acquisition, verification and analysis of health care data, comparison of data sets to normative data standards developed by HRM, and interpretation of practice and utilization standards. HRM seeks to obtain the right to use internally in HRM's managed health care services data collected and developed in such projects. Clients are generally charged a set fee for information management projects, payable in installments over the anticipated length of the project, or incorporated into the basic fees charged for care management, price control management, or claim administration management services.

         HRM's information management services also provide various reports to employers to define current services, identify inappropriate practice patterns and utilization problems, and compare costs to normative data set prepared by the Company. Recommendations for benefit plan changes and managed care services are provided. Clients are generally charged a fee based on hourly rates and required resources for these services, or these products are incorporated into the basic fee charged for managed care, price control, or claim administration management services.

         Health Benefit Plan Design and Consulting Services. HRM works with clients, independent brokers, and consultants in designing specific health care management programs and health plans to meet the needs of individual clients. These services include assistance in the design of plan documents describing benefit coverage. Health benefit plans designed by HRM utilize employee co-payments, deductibles, and flexible benefits to improve the effectiveness of employer health care management programs. The Company also designs continuation of benefit programs for terminated employees under COBRA, and flexible benefit programs under IRC Section 125. HRM also produces pamphlets, brochures, videos, educational talks and other materials to explain the client's benefit plan to its employees. The Company's client service representatives and sales personnel work together to implement each health care benefit program. Clients are generally charged a fixed hourly rate for HRM's benefit plan design and consulting services.

     (2) Status of products in development.

         HRM continually expands its medical and cost databases and medical expertise for self-funded benefit plans, fully insured benefit plans, HMOs, providers, and workers' compensation and disability insurance programs; refines its QualityFIRST(R) healthcare practice guidelines to address an ever enlarging number of conditions, and will continue
         expanding   its   software   package   containing   HRM's   proprietary
         QualityFIRST(R) healthcare practice guidelines for license to third parties. HRM also expects to continue to develop programs for management of health care services and costs associated with particular illnesses or conditions. HRM anticipates that, as computer hardware, computer software and telecommunications equipment become more technologically sophisticated, the Company will create new or enhanced software products utilizing the Company's medical expertise, database system and technology. HRM will also respond to changes required by healthcare reform in the nation.

     (3) Source and Availability of Raw Materials.

         Not applicable.

     (4) Patents, trademarks, licenses, franchises and concessions.

         The Company has filed a patent application covering its "Health Care Management System" which is an automated, real-time, interactive health care management data processing system for use by hospitals, physicians, insurance companies, health maintenance organizations
         (HMOs) and others in the health care field to serve as a diagnostic, evaluation and utilization tool for health care providers to individuals. The system is implemented on computer hardware and software and is used by the Company in providing healthcare management services.

          HRM claims copyrights to software developed by the Company. In addition HRM has obtained perpetual licenses to use certain software developed by other companies which HRM uses in providing services to its clients. HRM has various safeguards in place, including authorization codes and encryption, to limit access to the Company's databases and operating systems. HRM markets its services and products under a number of trade names and trademarks. The following are principal trademarks or registered trademarks of HRM of its subsidiaries: HRM(R), AutoPILOT(TM), CareCALL(SM), CarePASS(R), CarePLUS(SM), DisabilityCARE(SM), HRMMEDIA(SM), QualityBIRTH(R), ReviewPLUS(R), QualityFIRST(R), Together We Can Make a Healthy Difference(R), Institute for Healthcare Quality(R), and IHQ(R). HRM relies to varying degrees upon its common law rights of trademark ownership, copyrights and registration of its trademarks.

     (5) Seasonality.

         HRM's revenues have historically been higher in the second half of each fiscal year than in the first half. Because a large number of health plans operate on a calendar year basis, a significant portion of the Company's new clients become clients as of January 1, which is the beginning of HRM's third quarter. The Company recognizes revenues as it performs services under a contract, and the Company typically performs a greater portion of annual services during the first few months of a new contract. In fiscal 1997, 1996 and 1995 revenues totaled 48%, 50% and 48% in the first half of the fiscal year and 52%, 50% and 52% in the second half of the fiscal year, respectively.

     (6) Working Capital.

         HRM's working capital requirements are not generally subject to significant fluctuations. The consolidated statements of cash flows show sources and uses of working capital.

     (7) Major Customers.

         The Company services a small number of large clients that have accounted for a significant portion of the Company's revenues in prior years. Columbia/HCA Healthcare Corporation accounted for 16%, 17% and 16% in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. Keystone Mercy Health Plan was a new customer and accounted for approximately 17% of revenues in fiscal 1997. Ohio Permanente Medical Group (OPMG) accounted for 11% of revenues in fiscal 1996, and transitioned the majority of the services provided by HRM back to OPMG effective at the beginning of fiscal 1997, but continues as a QualityFIRST(R) customer.

     (8) Backlog.

         The Company's revenues are principally derived through the provisions of services as and when needed by the contracting client and no backlog amounts are maintained. The Company's revenues from care review management, price control management, and claim administration management services are generally derived pursuant to contracts, generally for a term of one to three years, obligating clients to pay a fixed monthly charge for each covered employee based on anticipated case or claim volume experience basis, or on a case or percentage of savings basis. Revenues from information services are generally derived from QualityFIRST(R) license fees and subscription fees, and from contracts to perform specific projects or consulting services for a specific fee or hourly basis. Revenues from case management are generally derived on a case-by-case or hourly basis.

     (9) Government contracts.

          No  material   portion  of  the  Company's   business  is  subject  to
          renegotiation of profits or termination of contracts or subcontracts at the election of the government.

     (10)Competition.

         The health care management industry historically has been highly fragmented and competitive. The Company competes directly with approximately 100 independent utilization review firms as well as approximately 120 insurance carriers, approximately 200 third-part administrators which have established their own utilization review procedures, and a limited number of software vendors. In addition the Company's care management services compete indirectly with HMOs and several hundred PPOs. Some of the Company's competitors are substantially larger and possess greater financial resources than the
         Company. The Company, however, believes that the trend toward consolidation of services will continue as employers recognize the convenience of dealing with a single health care management organization. HRM's principal competitive strengths are its medical expertise, medical and cost databases, QualityFIRST(R) healthcare practice guidelines, and the proprietary software systems. The Company is able to provide clients with a full range of integrated health care management services, focusing not only on reducing the price of health care, but also on improving its quality.

     (11)Research and development.

         HRM continually enhances its databases and proprietary software systems. Costs capitalized for these enhancements, excluding acquired software, by the Company were $7,396,000 in fiscal 1997, $5,779,000 in fiscal 1996, and $5,337,000 in fiscal 1995.

     (12)Effect of environmental regulation.

         To the extent that the Company's management can determine, there are no federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, with which compliance by the Company has had or is expected to have a material effect upon the capital expenditures, earnings, or competitive position of the Company.

     (13)Employees.

         As of September, 1997, the Company employed approximately 950 persons, including approximately 300 physicians, nurses, and other health professionals. The Company uses approximately 150 independent consulting physicians. None of the Company's employees is covered by a collective bargaining agreement.

(d)  Foreign Operations and Export Sales.

     In Canada, health care prices and payments are set and administered by the provincial governments. HRM markets all of its managed health care services and software, other than price control services, to employers, insurance companies, hospitals and governmental agencies in Canada through HRM's wholly owned Canadian subsidiary. Revenues derived from Canada totaled U.
     S.  $325,000  in fiscal  1997,  U.S.  $233,000  in fiscal  1996,  and U. S.
     $174,000 in fiscal 1995. The Company's assets attributable to Canada consist of leased offices in Alberta.

Item 2.  Properties.

HRM's principal corporate offices consist currently of approximately 125,000 square feet in two adjacent buildings in Minneapolis, Minnesota, 31,000 square feet in Kalamazoo, Michigan and 4,000 square feet in Sacramento, California. The leases on the Minneapolis and Sacramento offices expire in or by 1998. The lease on the Kalamazoo office expires in or by 2001. The Company also leases space for three sales offices located in the United States and Canada generally for one-year terms or less. All of the Company's facilities are used exclusively by the Company for office space or computer operations and are anticipated to be adequate, but will be expanded as business needs require.

Item 3.  Legal Proceedings.

The Company is not a party to any material pending legal proceedings. Care Management Services provided by the Company are advisory in nature, and determinations as to payment or nonpayment of benefits are made by the plan sponsor or its administrator, which can be the Company as a health plan third party administrator. All determinations as to the medical care rendered to the patient are made by the patient or the attending physician. Nevertheless patients or others might assert claims against the Company for damages due to adverse medical consequences. New or existing legal theories by which patients or attending physicians may seek to assert liability against the Company or other companies in the health care industry are evolving and are expect to continue to evolve. Although the Company believes that its procedures for making care management and claims benefit recommendations and decisions result in reasonable and accurate recommendations, there can be no assurance that the Company's procedures for limiting liability are effective or that the Company will not be subject to liability from litigation which might adversely affect the Company's business. The Company maintains professional liability insurance and such other coverages as the Company believes are reasonable in light of the Company's experience to date.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company's shareholders during the quarter ended June 30, 1997.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

a) Health Risk Management, Inc. Common Shares are traded on the Nasdaq National Market under the symbol HRMI. The following table shows the quarterly range of high and low sale prices of the Common Shares on the National Market during the fiscal periods indicated.

                                          High                      Low

         Fiscal 1995
         First Quarter                     7-1/4                      5-3/4
         Second Quarter                    8-1/4                      4-1/2
         Third Quarter                     8-1/8                      5-3/16
         Fourth Quarter                   11-1/2                      7-3/8

         Fiscal 1996
         First Quarter                    11-1/2                      9-1/2
         Second Quarter                   10-7/8                      7-3/4
         Third Quarter                    18-1/8                      9-1/4
         Fourth Quarter                   18-3/8                     10

         Fiscal 1997
         First Quarter                    16-3/4                      9-3/4
         Second Quarter                   16-1/2                     14
         Third Quarter                    16-5/8                      9-3/8
         Fourth Quarter                   13-7/8                      9-1/2

         Fiscal 1998
         First Quarter                    14-3/11                    11

b)   Holders

     As of October 7, 1997 there were approximately 125 holders of record of the Company's Common Stock.

c)   Dividends

     The Company has never paid cash dividends on its Common Shares and has no present intention to pay cash dividends in the foreseeable future. Under the Company's Revolving Credit and Term Loan Agreement with its bank, the Company is prohibited form paying cash dividends on its stock without the bank's consent.

Item 6.  Selected Financial Data.

                          Health Risk Management, Inc.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      ------------------------------------

                                                                           Fiscal Year Ended June 30,
                                                            ---------------------------------------------------------
                                                               1993       1994       1995        1996        1997
                                                                     (in thousands, except per share data)
Statement of Operations Data:

Revenues                                                      $40,871     $45,824    $49,302    $54,507     $62,723

Operating expenses:
   Cost of Services                                            24,135      26,784     30,290     31,762      37,657
   Depreciation and amortization, principally cost of
     services                                                   4,331       5,227      6,127      6,947       7,646
   Selling and marketing                                        5,605       6,485      6,064      6,767       7,346
   Administration                                               4,177       4,792      4,811      5,232       5,682
   Merger costs                                                     0           0          0          0         390
                                                            ---------   ---------  ---------  ---------     -------
     Total operating expenses                                  38,248      43,288     47,292     50,708      58,721

Operating income                                                2,623       2,536      2,010      3,799       4,002

Other income (expense):
   Interest income                                                 64          65        128        158         187
   Interest expense                                              (373)       (436)      (759)      (708)       (535)
                                                              -------     -------    -------    -------     -------
Income before income taxes                                      2,314       2,165      1,379      3,249       3,654

Provision for income taxes:
   Current                                                         20          24         12         22          15
   Deferred                                                         0         425        523      1,231       1,398
                                                            ---------      ------     ------     ------      ------
     Total income taxes                                            20         449        535      1,253       1,413

Net income                                                   $  2,294    $  1,716    $   844   $  1,996    $  2,241
                                                            =========     =======     ======     ======      ======
Net income per  common and common equivalent share(1)        $    .57    $    .43    $   .21   $    .47    $    .50
                                                            =========     =======     ======     ======      ======

Weighted average common and common equivalent shares(1)         3,993       4,015      3,982      4,219       4,458

                                                                                    June 30,
                                                            ---------------------------------------------------------
                                                               1993       1994       1995        1996        1997
                                                               ----       ----       ----        ----        ----
Balance Sheet Data:
Working capital                                              $  3,089    $  5,491   $  3,763   $  5,246    $  8,578
Total assets                                                   32,501      37,844     39,962     44,822      51,723
Current portion of notes payable and capitalized equipment
   leases                                                       3,499       1,950      1,946      2,427       1,988
Long term portion of notes payable and capitalized
   equipment leases                                             2,394       6,046      5,155      4,550       3,487
Shareholders' equity                                           21,668      23,677     25,101     28,474      34,044

------------------------

(1) Earnings per share is computed using the weighted average number of Common Shares and Common Share equivalents outstanding during the period. Common Share equivalents include dilutive stock options and warrants using the treasury stock method.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

A majority of the Company's revenues consist of fees for services provided under contracts obligating clients to pay a fixed monthly charge for each covered employee based on anticipated case volume experience, a percentage of savings, a transaction or case fee, or on an hourly basis. In addition, each new client is typically charged a one-time set-up fee to cover the related set-up costs incurred by the Company. Such revenue is recognized as services are rendered under each contract.

The Company's expenses are comprised of its cost of services (consisting primarily of compensation of personnel, including nurses and physicians, telephone expenses, rent, costs related to the Company's computer operations, costs related to customer service, and costs related to development of new
services),   selling  and  marketing  expenses   (including  sales  commissions,
advertising, and account management personnel), general and administration expenses (including bad debts and compensation of personnel in the corporate finance, human resources, and general administration departments) and depreciation and amortization (primarily capitalized leased equipment and software costs).

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of total revenues for the three fiscal years ended June 30, 1995, 1996, and 1997 and compares the percentage change in the dollar amounts of these items for the period indicated.

                                                    Year Ended June 30,        Period to Period Increase (Decrease)
                                                    -------------------        ------------------------------------
                                                  1995       1996      1997       1995 vs 1996        1996 vs 1997
                                                  ----       ----      ----       ------------        ------------

Revenues                                           100%       100%      100%       11%                 15%
                                                   ===        ===       ====

Operating expenses:
   Cost of services                                 62         58         60        5                  19
   Depreciation and amortization,
     principally cost of services                   12         13         12       13                  10
   Selling and marketing                            12         12         12       12                   9
   Administration                                   10         10          9        9                   9
   Merger costs                                     --         --          1       --                  --
                                                   ---        ---       ----
         Total operating expenses                   96         93         94        7                  16
                                                    --         --         --

Operating income                                     4          7          6       89                   5
                                                    --         --         --

Other income (expense):
   Interest income                                   *          *          *       23                  18
   Interest expense                                 (1)        (1)        (1)      (7)                (24)
                                                    --         --         --

Income before taxes                                  3          6          6      136                  12
Income taxes                                        (1)        (2)        (2)     134                  13
                                                    --         --         --

Net income                                           2%         4%         4%     136                  12
                                                   ===        ===        ===

  *Less than 1% on a rounded basis.

Revenues: Total revenues increased $8,216,000 (15%) from fiscal 1996 to fiscal 1997 (from $54,507,000 to $62,723,000), and increased $5,205,000 (11%) from fiscal 1995 to fiscal 1996 (from $49,302,000 to $54,507,000). These increases are primarily attributable to increases in the number of clients and covered participants enrolled in the Company's health plan management services, sales of additional products to existing clients and increased sales of the QualityFIRST(R) healthcare practice guidelines. Revenues for fiscal 1997 also reflect the resolution of certain financial matters with a large client resulting in an amended contract in October, 1997.

Following is the approximate breakout of revenue by class of similar service categories:

                                                             1995                 1996                  1997
                                                             ----                 ----                  ----

   Care review and case management                          $  21,640,000        $  21,935,000         $  25,798,000
   Price control management                                     4,300,000            3,913,000             4,219,000
   Claim administration management                             19,942,000           23,291,000            24,726,000
   Information management                                       3,420,000            5,368,000             7,980,000
                                                               ----------           ----------            ----------
                                                            $  49,302,000        $  54,507,000         $  62,723,000
                                                               ==========           ==========            ==========

There are variations between the percentage increases of revenue categories because clients purchasing services may choose all or a portion of these services and this varies from client to client and year to year.

Revenues for care review and case management services increased 18%, or $3,863,000, from fiscal 1996 to fiscal 1997 (increasing from $21,935,000 to $25,798,000) and increased 1%, or $295,000, from fiscal 1995 to fiscal 1996 (increasing from $21,640,000 to $21,935,000). In fiscal 1996, growth in revenue came from disability management services, with an overall decrease in care review revenue in general. In fiscal 1996, there was a decrease in revenue in the fourth quarter, from approximately $1.5 million of growth for the first three quarters of fiscal 1996, down to $.3 million growth for the year principally because a significant client transitioned services to itself during the fourth quarter. The client continues to use HRM's QualityFIRST(R) software. In fiscal 1997, growth was mainly the result of adding a large customer.

Revenues for price control services increased 8%, or $306,000 from fiscal 1996 to fiscal 1997 (from $3,913,000 to $4,219,000), and decreased 9%, or $387,000 from fiscal 1995 to fiscal 1996 (from $4,300,000 to $3,913,000). Revenues in fiscal 1996 decreased in the first half of the year because of the loss of two major customers in fiscal 1995. Growth in revenues in the second half of fiscal 1996 and in fiscal 1997 are primarily the result of an increase in the CarePASS(R) customer base.

Claim administration services revenue increased 6%, or $1,435,000, from fiscal 1996 to fiscal 1997 (from $23,291,000 to $24,726,000), and increased 17% or
$3,349,000  from fiscal 1995 to fiscal 1996 (from  $19,942,000  to  $23,291,000)
because of an increase in the customer base or claim volume.

Information management revenues increased 49%, or $2,612,000, from fiscal 1996 to fiscal 1997 (from $5,368,000 to $7,980,000) and increased 57%, or $1,948,000 from fiscal 1995 to fiscal 1996 (from $3,420,000 to $5,368,000). In fiscal 1997, fiscal 1996 and fiscal 1995, revenue of $7,577,000,  $4,910,000, and $2,628,000, respectively, was related to QualityFIRST(R) software and system licensing revenues. The balance of revenue in the three years was from communication and consulting services.

Cost of Services: Cost of services increased 19% from fiscal 1996 to fiscal 1997 (from $31,762,000 to $37,657,000), and increased 5% from fiscal 1995 to fiscal 1996 (from $30,290,000 to $31,762,000). As a percentage of revenues, cost of services increased from 58% in fiscal 1996 to 60% in fiscal 1997. The increase in fiscal 1997 of cost of services as a percentage of revenues was primarily due to additional costs related to payroll and expenses for increased business, and underutilization of the managed care, disability, and 24/7 CareCALL(SM) units.

Depreciation and Amortization: Depreciation and amortization increased 10% from fiscal 1996 to fiscal 1997 (from $6,947,000 to $7,646,000), and decreased from 13% to 12% as a percentage of revenue. Depreciation and amortization increased 13% from fiscal 1995 to fiscal 1996 (from $6,127,000 to $6,949,000), and increased from 12% to 13% as a percentage of revenue. The increases in each period were primarily the result of depreciation from additional computer, telephone, and office equipment, and amortization of additional software and contract costs. Approximately 92% of depreciation and amortization expense is related to cost of services for fiscal 1997 and prior years.

Selling and Marketing: Selling and marketing expenses increased 9% from fiscal 1996 to fiscal 1997 (from $6,767,000 to $7,346,000), and increased 12% from fiscal  1995 to  fiscal  1996  (from  $6,064,000  to  $6,767,000).  Selling  and marketing expenses as a percentage of revenue remained unchanged at 12% for fiscal 1997, fiscal 1996, and fiscal 1995. The increase in fiscal 1997 and fiscal 1996 was primarily due to changes in marketing, sales and account management personnel, sales commissions and travel expenses.

Administration: Administration expenses increased 9% from fiscal 1996 to fiscal 1997 (from $5,232,000 to $5,682,000), and increased 9% from fiscal 1995 to fiscal 1996 (from $4,811,000 to $5,232,000), but decreased as a percentage of revenues from 10% to 9% in fiscal 1997. The increase in administration expenses in fiscal 1996 and 1997 was due to the expense of additional staff, and other expenses, including salaries, bad debts, training programs and insurance. Bad debt expense was $127,000, $242,000, and $333,000 in fiscal 1997, fiscal 1996 and fiscal 1995, respectively.

Merger Termination Costs : On March 10, 1997, the Company and HealthPlan Services Corporation (HPS) announced that the merger agreement dated September 12, 1996, had been terminated by mutual arrangement. In the quarter ended March 31, 1997, the Company recorded a one-time charge of $390,000 for the write-off of costs related to the terminated merger agreement with HPS.

Interest: Interest expense decreased 24% from fiscal 1996 to fiscal 1997 (from $708,000 to $535,000), and decreased as a percentage of revenue from 1.3% to 0.9%. Interest expense decreased 7% from fiscal 1995 to fiscal 1996 (from $759,000 to $708,000) and decreased as a percentage of revenue from 1.5% to 1.3%. Interest expense was impacted in fiscal 1997 and fiscal 1996 by lower interest rates and lower average principal balances outstanding.

Interest income was $187,000, $158,000, and $128,000 for fiscal years 1997, 1996 and 1995, respectively, and increased in fiscal 1997 and fiscal 1996 because of additional available funds invested in short-term investments.

Income Taxes: Income taxes increased in fiscal 1997 from fiscal 1996 by $160,000, or 13% (from $1,253,000 to $1,413,000), and increased in fiscal 1996 from fiscal 1995 by $718,000, or 134% (from $535,000 to $1,253,000).  Net income had been reported as fully taxed in fiscal year 1997, 1996 and 1995 at the effective tax rate of 39%. See Note 6 in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

The Company's cash flow from operations was $10,127,000 and $7,435,000 for fiscal 1997 and 1996, respectively. Cash flow from operations has exceeded net income primarily due to non-cash charges such as depreciation and amortization, deferred income taxes, and changes in operating assets and liabilities.

Cash has been used to invest in software and program enhancements ($7,396,000 and $5,799,000 in fiscal 1997 and fiscal 1996, respectively). The Company also acquired property and equipment of $2,966,000 and $2,256,000 for fiscal 1997 and 1996, respectively. HRM expects to continue to acquire property and equipment and enhance software and products.

HRM also used approximately $2,277,000 and $2,056,000 in fiscal 1997 and fiscal 1996, respectively, to repay principal on notes payable and capital leases (net of proceeds from notes payable). The Company borrowed $1,275,000 and $1,500,000 in fiscal 1997 and fiscal 1996, respectively. The Company received cash proceeds of $775,000 and $1,157,000 in fiscal 1997 and fiscal 1996, respectively, from stock option exercises for common stock by current or former employees and directors, and $2,500,000 from the sale of 200,000 shares of unregistered common stock.

The Company's current ratio was 1.8 at June 30, 1997, and 1.6 at June 30, 1996. The Company's working capital was $8,578,000 and $5,246,000 at June 30, 1997 and 1996, respectively.

The Company has a net operating loss carryforward of approximately $14,100,000 for income tax purposes at June 30, 1997, which can be used to reduce taxable income and reduce the current cash flow necessary to pay taxes.

The Company believes that its cash and cash flow from operations, together with credit facilities which the Company has obtained, will be sufficient to finance the Company's anticipated normal expansion in fiscal 1998. The Company has a term loan (principal balance of $1,048,000 as of June 30, 1997) with its bank due June 30, 1999 and a revolving credit facility expiring January 31, 1998, under which the Company may borrow a total of $3,750,000. The Company had available $1,552,000 under the $3,750,000 revolving credit facility at June 30, 1997. The revolving credit and term loan are secured by liens on the assets of the Company.

Forward Looking Statements

Forward looking statements in this report reflected as expectations, plans, anticipations, prospects or future estimates are subject to the risks and the uncertainties present in the Company's business and the competitive healthcare market place where clients and vendors commonly experience mergers or acquisitions, reconciliations, volume fluctuations, participant enrollment fluctuations, fixed price contracts, contract disputes, contract modifications, contract renewals and non-renewals, various business reasons for delaying contract closings, and the operational challenges of matching case volume with optimum staffing, having fully trained staff, having computer and telephonic supported operations and managing turnover of key employees and outsourced services to performance standards. While occurrences of these risks, and others detailed in this report and the Company's other SEC reports can not be predicted exactly, such occurrences can be expected to have an impact on the Company's anticipated level of revenue growth or profitability.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of the Company and its subsidiaries are included in a separate section of this report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

The following table provides certain information with respect to all directors of the Company.

Name of Director                     Current Position(s)              Principal Occupation(s)             Director
(Class)                    Age          with Company                   During Past Five Years               Since
----------------           ---       -------------------              -----------------------             --------

Gary T. McIlroy, M.D.       57    Chairman of the Board,     Chairman and Chief Executive Officer of        1977
(Class C)                         Chief Executive Officer    the Company since 1977.  Dr. McIlroy is
                                  and Director               married to Marlene O. Travis.

Marlene O. Travis           58    President, Chief           President of the Company since 1987 and        1977
(Class B)                         Operating Officer,         Chief Operating Officer of the Company
                                  Secretary and Director     from 1987 to 1992 and since June 1993;
                                                             and Chief Administrative Officer from
                                                             1992 to June 1993.  Ms. Travis is married
                                                             to Gary T. McIlroy, M.D.

Gary L. Damkoehler          58    Director                   Chairman, Chief Executive Officer and          1996
(Class A)                                                    President since 1988 of JSA Healthcare
                                                             Corporation of St. Petersburg, Florida, a
                                                             direct provider of healthcare services.

Raymond G. Schultze,        63    Director                   Professor of Medicine at the UCLA School       1996
M.D. (Class A)                                               of Medicine from 1978 to 1997, Dr. Schultze
                                                             served as Director of the UCLA Medical
                                                             Center from  1980 to 1995; and Administrative
                                                             Vice Chancellor for UCLA  from  1986 to
                                                             1992. Dr.  Schultze currently is providing
                                                             consulting services to the County of Los
                                                             Angeles for the re-engineering of their
                                                             healthcare system.

Vance Kenneth Travis        71    Director                   Chairman of the Board of Triad                 1984
(Class B)                                                    International, Inc., a plant engineering
                                                             and project management operation for
                                                             petro-chemical and refinery process
                                                             plants located in Calgary, Alberta,
                                                             Canada.  Mr. Travis is Marlene Travis'
                                                             uncle.

Ronald R. Hahn              53    Director                   Chairman and President, ESE Partners,          1992
(Class C)                                                    LLC, a venture capital management
                                                             company, since 1996 and President of
                                                             Stroben & Hahn, Inc., a venture capital
                                                             management company, since 1981.  Consultant
                                                             regarding  the U.S. healthcare industry
                                                             to  Union  d'Etudes et d'Investissements
                                                             ("UI"), the merchant banking subsidiary of
                                                             Credit Agricole, currently, Mr. Hahn also
                                                             serves on the Board of Directors of Protein
                                                             Databases, Inc., a publicly traded computer
                                                             software company and JAMS/Endispute, a
                                                             provider of dispute resolution services.

Robert L. Montgomery        60    Director                   President-Western Division of Sutter           1993
(Class C)                                                    Health since 1996.  Prior to this, he was
                                                             President and Chief Executive Officer of
                                                             Alta Bates Health System of Emeryville,
                                                             California, a vertically integrated full
                                                             service  healthcare system, from 1989
                                                             to  1996,  and from 1979 to March 1983.

The Company's Articles of Incorporation provide for the election of three classes of directors with terms staggered so as to require the election of only one class of directors each year. The term of the Class C directors expires at the 1998 annual meeting, the term of the Class A directors expires at the 1999 annual meeting, and the term of the Class B Directors expires at the 2000 annual meeting.

Executive Officers

The following sets forth the names and ages of current executive officers of the Company, in addition to information regarding their positions with the Company, their periods of service in such positions, and their business experience for at least the past five years.

Name                                Age                                Position
----                                ---                                --------
Gary T. McIlroy, M. D.              57               Chairman of the Board, Chief Executive Officer and
                                                     Director

Marlene O. Travis                   58               President, Chief Operating Officer, Secretary and
                                                     Director

Thomas P. Clark                     49               Senior Vice President, Finance and Chief Financial
                                                     Officer

Adele M. Kimpell                    51               Executive Vice President, Healthplan Operations

John R. Higbee                      54               Chief Information Officer

Alexander E. Gourley                59               President, Canadian Operations

Michael T. McKim                    53               Vice President and General Counsel

Gary T. Mcllroy, M. D., a co-founder of the Company, has been an officer of the Company since 1977 and Chairman of the Board, Chief Executive Officer, and a director of the Company since 1984. Dr. McIIroy has owned and operated three medically-related businesses. Dr. McIIroy was co-founder, President, and Chief Executive Officer of Midwest Laboratory Associates, a medical testing laboratory from 1977 until its sale in 1980. From 1973 to 1978, he was President and Chief Executive Officer of Upper Mississippi Pathologists, P.A., serving several hospitals in central Minnesota. Dr. McIIroy holds an M. D. degree from the University of California-Los Angeles, and is Board Certified in Anatomical and Clinical Pathology following four years of specialty training at the Mayo Clinic in Rochester, Minnesota. He is also a member of the American College of Utilization Review Physicians. Dr. McIIroy is married to Marlene O. Travis.

Marlene O. Travis, a co-founder of the Company, has been the Secretary, a director and an officer of the Company since 1977, and currently serves as President and Chief Operating Officer. Ms. Travis has served as Chief Operating Officer since June 1993 and also held the position from January 1987 through December 1991. Ms. Travis has been President since 1987, and Chief Administrative Officer from January 1992 to June 1993, and Executive Vice President prior to 1987. Ms. Travis is Chairman and Chief Executive Officer of the Company's subsidiaries, Health Resource Management Ltd. and Institute for Healthcare Quality, Inc. Ms. Travis was co-founder, Vice President and Director of Operations of Midwest Laboratory Associates from 1977 to 1980. She was Business Manager of Upper Mississippi Pathologists, P. A. from 1973 to 1978. Ms. Travis is married to Dr. Gary T. McIIroy.

Thomas P. Clark joined the Company as Controller in 1985, and has been Senior Vice President, Finance and Chief Financial Officer of the Company since 1986. From 1976 to 1985, Mr. Clark maintained his own public accounting practice. Prior to such time Mr. Clark was an accountant with the accounting firms of KPMG Peat Marwick and Breitman, Orenstein & Schweitzer.

Adele M. Kimpell, R. N., became Executive Vice President, Health Plan Operations in March, 1996, and had previously served as Senior Vice President, Health Plan Operations since August, 1993, and Senior Vice President, Care Management Services since August 1993. Ms. Kimpell joined the Company as a Clinical Reviewer in March 1985. Ms. Kimpell has served in various capacities within HRM since January 1990, including Vice President, Strategic Business Implementation, Vice President, Special Projects, Vice President, Claims Administration and Assistant Vice President, Sales Operations. Ms. Kimpell has a B.S. degree in nursing and had 15 years experience in intensive care and emergency room units prior to joining HRM.

John R. Higbee, became Chief Information Officer in August, 1994. Prior to joining HRM, Mr. Higbee was with Blue Cross Blue Shield of Minnesota in 1993 and 1994 in the capacity of Director, Dedicated Service Units. Mr. Higbee was employed by Blue Cross Blue Shield of Michigan from 1968 through 1992 and served in several capacities including Vice President, Information Systems Group (1988-1992), Vice President, Government Business Group (1985-1988), Director, Membership Rating and Utilization Review Systems (1982-1985), and Director, Data Conversion (1979-1982).

Alexander E. Gourley became President, Canadian Operations in July, 1991, and had been Executive Vice President since May 1990. Mr. Gourley joined the Company in 1984 and served as Vice President, Finance from July 1985 to August 1986, as Executive Vice President, Provider Contracting from August 1986 to May 1990, and as a director from 1984 to 1986. Mr. Gourley was Managing Partner of the Edmonton, Canada management consulting office of Woods Gordon (now Ernst & Young
LLP) from 1967 to 1984. Mr. Gourley is a Chartered Accountant (Canada), and a Fellow of the Institute of Management Consultants of Alberta, and has 25 years of business and management consulting experience.

Michael T. McKim, Esq., joined the Company as Vice President and General Counsel in December 1992. Prior to joining the Company, Mr. McKim was a partner in the Minneapolis law firm of Larkin, Hoffman, Daly & Lindgren, Ltd. from 1986 to 1992. Mr. McKim received his B. A. degree from the University of Notre Dame and his J. D. degree from Creighton University School of Law in Omaha. He is a member of the Ramsey County, Minnesota State and Nebraska State Bar associations, where he serves on various standing and ad hoc committees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Such forms include: Form 3, due within 10 days after becoming an officer, director or greater than ten-percent holder; Form 4, due within 10 days after any calendar month during which a reportable transaction occurred; and Form 5 due within 45 days after the end of the fiscal year. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they files.

Based on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from July 1, 1996 through June 30, 1997, all Section 16(a) filing requirements applicable to its current and former officers, directors, and greater than ten-percent beneficial owners were complied with except that one Form 5 was filed late by Adele M. Kimpell, and one Form 5 was filed late by Michael T. McKim.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the cash and noncash compensation for each of the last three fiscal years, of the Company's Chief Executive Officer and the four other highest paid executive officers of the Company whose salary and bonus for fiscal 1997 exceeded $100,000.

                                                                         Long-Term Compensation
                                                                         ----------------------
                                  Annual Compensation(1)                   Awards
                                  ----------------------                   ------
                                                         Other
                                                         Annual    Restircted  Securities
                                                        Compen-      Stock     Underlying     LTIP       All Other
Name and Position         Year    Salary      Bonus      sation      Awards      Options     Payouts   Compensation
-----------------         ----    ------      -----     -------    ----------  -----------   -------   ------------

Gary T. McIlroy, M.D.      1997   $278,000  $    0(2)  $9,395(10)      0         15,000(2)      0         $23,150(6)
   Chairman & CEO                                                                40,000(4)
                           1996    278,000     13,510   9,395(10)      0         33,138(3)      0          22,655(6)
                           1995    278,000       0(2)   9,395(10)      0          4,000(2)      0          23,127(6)
                                                                                 16,000(4)
                                                                                 30,000(9)

Marlene Travis             1997    250,000       0(2)   9,395(10)      0         12,500(2)      0          20,150(7)
   President & COO                                                               33,333(4)
                           1996    222,000     13,510   9,395(10)      0         23,298(3)      0          19,655(7)
                           1995    222,000       0(2)   9,395(10)      0          3,500(2)      0          19,943(7)
                                                                                 12,000(4)
                                                                                 25,000(9)

Thomas P. Clark            1997    200,000       0(2)  10,460(10)      0         10,000(2)      0           9,150(8)
   CFO                                                                           26,667(4)
                           1996    167,500     11,580  10,460(10)      0         17,759(3)      0           8,655(8)
                           1995    167,500       0(2)  10,460(10)      0          3,000(2)      0           8,388(8)
                                                                                 12,000(4)
                                                                                 20,000(9)

Adele M. Kimpell           1997    153,542       0(2)      0           0          4,000(2)      0           2,663(5)
   Executive V.P.,                                                                9,000(4)
   Health Plan             1996    128,169      6,000      0           0          5,000(3)      0           1,882(5)
   Operations              1995    106,795      6,000      0           0          2,000(2)      0           1,796(5)

John R. Higbee             1997    128,544       0(2)      0           0          1,500(2)      0           2,671(3)
   CIO                                                                            1,500(4)
                           1996    122,400        0        0           0              0         0           1,101(5)
                           1995    107,840     10,000      0           0          4,500(2)      0               0(5)

(1) Does not include the payment of professional and monthly club dues, term group life insurance and other personal benefits, the aggregate amount of which was less than 10% of the individual's listed compensation.

(2) Stock options were issued under the Amended and Restated 1992 Long-Term Incentive Plan or the 1990 Stock Option Plan in lieu of cash bonus under the annual Executive Incentive Plan and are fully exercisable.

(3) Stock options were issued under the 1990 Stock Option Plan, and become exercisable in annual increments of one-fourth per year.

(4) Stock options were issued under the Amended and Restated 1992 Long-Term Incentive Plan and become exercisable in annual increments of one-third per year.

(5)  The Company matching contribution under its 401(k) Salary Savings Plan.

(6) The amount reflected includes $3,127, $2,655, and $3,150 as Company matching contributions under its (401(k) Salary Savings Plan or other retirement payments for fiscal 1995, 1996, and 1997, respectively, and $20,000 per year for the total premiums paid by the Company on the life insurance policy covered by the Split-Dollar Agreement referred to below in "Employment Agreements" for fiscal 1995, 1996 and 1997, respectively.

(7) The amount reflected includes $2,943, $2,655, and $3,150 as Company matching contributions under its 402(k) Salary Savings Plan or other retirement payments for fiscal 1995, 1996 and 1997, respectively, and $17,000 per year for a total premiums paid by the Company on the life insurance policy covered by the Split-Dollar Agreement referred to below in "Employment Agreements" for fiscal 1995, 1996 and 1997, respectively.

(8) The amount reflected includes $2,388, $2,655, and $3,150 as Company matching contributions under its 401(k) Salary Savings Plan or other retirement payments for fiscal 1995, 1996 and 1997, respectively, and $6,000 per year for the total premiums paid by the Company on the life insurance policy covered by the Split-Dollar Agreement referred to below in "Employment Agreements" for fiscal 1995, 1996 and 1997, respectively.

(9) Stock options were issued to Dr. McIIroy, Ms. Travis and Mr. Clark, for 30,000, 25,000 and 20,000 shares, respectively, in lieu of performance unit awards for fiscal 1995, cancellation of performance unit awards for fiscal 1994 and fiscal 1993 issued under the 1992 Long-Term Incentive Plan, and cancellation of stock options issued in fiscal 1993 of 27,643, 19,588 and 15,827 respectively, which were originally issued in lieu of a cash bonus. One-half of these stock options became exercisable on August 1, 1995, and one-half became exercisable on August 1, 1996.

(10)  Includes auto allowance and medical coverage.

The following two stock option tables summarize option grants and exercises during fiscal 1997 for the Chief Executive Officer and other named executive officers, and the values of options granted during fiscal 1997 and held by such persons at June 30, 1997.
                       Stock Option Grants in Fiscal 1997

                                                                         Potential Realizable Value at Assumed Annual
                                                                             Rates of Stock Price Appreciation for
                                                                                           Option Term
                                                                         ---------------------------------------------
                                   Individual Grants                            5%(2)                   10%(3)
                    -------------------------------------------------    ---------------------    --------------------
                    Number of    % of Total
                    Securities    Options
                    Underlying   Granted to
                    Options     Employees in  Exercise or    Expiration     Stock                    Stock
       Name          Granted    Fiscal Year   Base Price      Date(1)       Price      Gain          Price      Gain
       ----         ---------   ------------  -----------    ----------     -----      ----          -----      ----

Gary McIlroy, M.D.   15,000(1)          5.7%      $11.00    06/30/02        $14.04    $45,600       $17.72     $100,800
                     40,000(2)         15.1%      $13.25    06/30/02        $16.91   $146,400       $21.34     $323,600
Marlene Travis       12,500(1)          4.7%      $11.00    06/30/02        $14.04    $38,000       $17.72      $84,000
                     33,333(2)         12.6%      $13.25    06/30/02        $16.91   $121,999       $21.34     $269,664
Thomas P. Clark      10,000(1)          3.8%      $11.00    06/30/02        $14.04    $30,400       $17.72      $67,200
                     26,667(2)         10.1%      $13.25    06/30/02        $16.91    $97,601       $21.34     $215,736
Adele M. Kimpell      4,000(1)          1.5%      $11.00    06/30/02        $14.04    $12,160       $17.72      $26,880
                      9,000(2)          3.4%      $13.25    06/30/02        $16.91    $32,940       $21.34      $72,810
John R. Higbee        1,500(1)          0.6%      $11.00    06/30/02        $14.04     $4,560       $17.72      $10,080
                      1,500(2)          0.6%      $13.25    06/30/02        $16.91     $5,490       $21.34      $12,135

-----------------
(1) The stock options granted as fiscal 1997 incentives to the individuals become exercisable six months after May 23, 1997, the date of the grant. Under the terms of the Plan, the Board may provide for the protection of all optionees to whom options have been granted in the event of a merger, liquidation, reorganization or similar transaction.

(2) One-third of the stock options granted as a long-term incentive to the individuals became exercisable one year after June 30, 1997, the date of grant, and on the next two anniversaries of the date of grant. Under the terms of the Plan, the Board may provide for the protection of all optionees to whom options have been granted in the event of a merger, liquidation, reorganization or similar transaction.

(3) The stock price is calculated using a 5% and 10% rate of appreciation (solely for illustrative purposes) for the term of the option, compounded annually. The gain is the difference between the resulting illustrative compounded stock price and the exercise price times the number of options granted.


   Aggregated Option Exercises in Fiscal 1997 and Fiscal Year-End Option Value

                                                                  Number of Securities
                                                                 Underlying Unexercised       Value of Unexercised
                                                                    Options at Fiscal         In-the-Money Options
                              Shares Acquired          Value        Year-End Exercisable/      at Fiscal Year-End(1)
                              on Exercise            Realized         Unexercisable          Exercisable/Unexercisable
                              ---------------        --------    ------------------------    -------------------------

Gary T. McIlroy, M.D.            16,862               $82,211       81,235/76,903            $456,450/$173,301
Marlene Travis                   11,202               $54,615       63,149/61,482            $357,570/$129,653
Thomas P. Clark                  42,241              $302,550       19,880/49,546            $ 83,090/$106,500
Adele M. Kimpell                   --                  --           7,000/15,500             $ 30,000/$ 26,000
John R. Higbee                     --                  --            4,500/3,000              $ 29,875/$ 4,125

(1) Market value of underlying securities at June 30, 1997 ($13.50), the closing price of the Common Stock, minus the exercise price.

Director Fees and Options

Annual Retainer and Meeting Fees. All directors of the Company are reimbursed for expenses incurred by them in connection with attending meetings of the Board and performing duties as a director. Each nonemployee director receives an annual retainer of $12,500 and meeting fees as follows: $750 for each Board meeting attended; $500 ($650 for committee chairs) for each committee meeting attended unless the committee meeting is held in conjunction with a Board meeting; $500 for each meeting of the board of directors of a subsidiary of the Company that is attended; $500 for each Board meeting in which the nonemployee director participates by telephone; and $250 for each committee meeting in which the nonemployee director participates by telephone. A director of the Company may elect to receive the payment of his or her annual retainer, meeting fees and committee fees on a monthly basis or in one lump sum at the end of the fiscal year.

Deferred Compensation Plan for Directors. The Board of Directors of the Company adopted the Deferred Compensation Plan for Directors, effective for fiscal 1994, and for all fiscal years thereafter until the Plan is terminated. Under the Deferred Compensation Plan, members of the Company's Board of Directors and members of the Board of any subsidiary may elect, prior to July 1 of any fiscal year, to defer the receipt of all or any portion of any annual retainer and meeting fees that may be payable to the director during the fiscal year for which the election is effective. The Deferred Compensation Plan is administered by the Compensation Committee. All amounts deferred by the director are credited to an account established for the director for accounting purposes only, and the amounts credited to such account generally accrue interest, compounded quarterly, at a rate equal to two percentage points above the Prime Rate. The Deferred Compensation Plan is and will remain unfunded, and the director will stand in the position of a general unsecured creditor of the Company with respect to all payments made pursuant to the Deferred Compensation Plan.

Director Options. Under the Amended and Restated 1992 Long-Term Incentive Plan, directors who are not employees of the Company are eligible for nonqualified stock options. As specified in the Plan, an option for 3,800 shares of the Company's Common Stock was granted to each nonemployee director who was serving on the Board on September 14, 1992, the date the Board originally adopted the Plan and is granted to each new nonemployee director on the date that such new director is first elected to the Board. All nonemployee directors will also receive an option for 1,900 shares of the Company's Common Stock at the end of each fiscal year during which such director continues to serve on the Board. The Board may, in its discretion, grant additional nonqualified stock options to nonemployee directors, subject to such terms and conditions as the Board may deem appropriate.

In addition, a nonemployee director may elect in writing to receive a nonqualified stock option in lieu of all or any portion of the annual retainer and meeting fees to which such director may be entitled and which would otherwise be payable to such director during the fiscal year for which the election has been made. The number of shares subject to such option is determined by dividing the total dollar amount specified in the election by 25% of the fair market value of the Company's Common Stock as of the date the option is granted, which shall be the last day of the fiscal year for which the election has been made. Any election by the nonemployee director to receive a nonqualified stock option in lieu of annual retainer and meeting fees must be made prior to the date the option is granted.

Except for options granted in lieu of retainer or meeting fees, the option price per share for all nonqualified stock options granted to nonemployee directors is generally the fair market value of a share of the Company's Common Stock as of the date such option is granted. The exercise price per share for all nonqualified stock options granted to nonemployee directors in lieu of retainer or meeting fees pursuant to the election described above equals 75% of the fair market value of a share of the Company's Common Stock as of the date such option is granted. All nonqualified stock options granted to the nonemployee directors ordinarily expire five years after the date they are granted, and become exercisable as to one-third of the shares subject to the option on each of the succeeding three anniversaries of the option grant.

Employment Agreements

The Company has an Employment Agreement, dated June 20, 1996, with Gary T. McIlroy, M.D. whereby Dr. McIlroy will continue to serve as Chief Executive Officer with the term continuing indefinitely unless terminated under the terms of the Agreement. Dr. McIlroy received a base salary for fiscal 1997 of $278,000 (subject to increase upon annual review by the Compensation Committee of the Board) and is eligible to receive an annual incentive bonus under the Executive Incentive Plan. The Employment Agreement is terminable by the Company for cause, in which case the Company is obligated to pay only Dr. McIlroy's accrued base salary and a portion of annual incentive bonus for the fiscal year in which his termination occurs. The Agreement is also terminable by the Company upon thirty
(30) days written notice, without cause, in which case the Company is obligated to (i) pay the then-current annualized base salary and provide health, dental, life and other benefits for a twenty-four month period; (ii) pay out-placement services; (iii) pay a portion of any annual incentive bonus for the fiscal year in which his termination occurs; and (iv) transfer all cash value and life insurance policies owned by the Company to Dr. McIlroy. In the event Dr. McIlroy resigns for "good reason" or within twelve (12) months after a "change of control" of the Company, the Company is obligated to make all of the payments and provide all of the benefits described in the preceding sentence, and shall accelerate the vesting of all stock options which shall then remain exercisable until the options expire. The Agreement also addresses the benefits payable and the treatment of the life insurance policies owned by the Company upon termination for death or disability and, in the event of disability, provides for supplemental disability payments and health, dental and life benefits for a twelve (12) month period.

The Company also has a Split Dollar Agreement, dated June 5, 1991, which requires the Company to pay the premiums on a life insurance policy owned by Dr. McIlroy (or his assignee) and which requires repayment to the Company of either the premiums paid or the policy's accumulated cash surrender value, whichever is greater, upon Dr. McIlroy's death or termination of employment. Under the Employment Agreement, if Dr. McIlroy's employment is terminated without cause or within twelve (12) months after a "change of control" of the Company, or if Dr. McIlroy resigns for "good reason," the repayment obligations under the Split Dollar Agreement cease and the Company must release any collateral assignment in the life insurance policy.

The Company has an Employment Agreement, dated June 21, 1996, with Marlene Travis whereby Ms. Travis will continue to serve as President and Chief
Operating Officer with the term continuing indefinitely unless and until terminated under the terms of the Agreement. Ms. Travis received a base salary for fiscal 1997 of $250,000 (subject to increase upon annual review by the Chief Executive Officer) and is eligible to receive an annual incentive bonus under the Executive Incentive Plan. The Employment Agreement is terminable by the Company for cause, in which case the Company is obligated to pay only Ms. Travis' accrued base salary and a portion of any annual incentive bonus for the fiscal year in which her termination occurs. The Agreement is also terminable by the Company upon thirty (30) days written notice, without cause, in which case the Company is obligated to (i) pay the then-current annualized base salary and provide health, dental, life and other benefits for a twenty-four (24) month period; (ii) pay out-placement services; (iii) pay a portion of any annual incentive bonus for the fiscal year in which her termination occurs; and (iv) transfer all cash value and life insurance policies owned by the Company to Ms. Travis. In the event Ms. Travis resigns for "good reason" or within twelve (12) months after a "change of control" of the Company, the Company is obligated to make all of the payments and provide all of the benefits described in the preceding sentence and shall accelerate the vesting of all stock options which shall then remain exercisable until the options expire. The Agreement also addresses the benefits payable and the treatment of the life insurance policies owned by the Company upon termination for death or disability and, in the event of disability, provides for supplemental disability payments and health, dental and life benefits for a twelve (12) month period.

The Company also has a Split Dollar Agreement, dated June 5, 1991, which requires the Company to pay the premiums on a life insurance policy owned by Ms. Travis (or her assignee) and which requires repayment to the Company of either the premiums paid or the policy's accumulated cash surrender value, whichever is greater, upon Ms. Travis' death or termination of employment. Under the Employment Agreement, if Ms. Travis' employment is terminated without cause or within twelve (12) months after a "change of control" of the Company, or if Ms. Travis resigns for "good reason," the repayment obligations under the Split Dollar Agreement cease and the Company must release any collateral assignment in the life insurance policy.

The Company has an Employment Agreement dated June 21, 1996, with Thomas P. Clark whereby Mr. Clark will continue to serve as Chief Financial Officer, with the term continuing indefinitely unless and until terminated under the terms of the Agreement. Mr. Clark received an annual base salary for fiscal 1997 of $200,000 (subject to increase upon annual review by the Chief Executive Officer) and is eligible to receive an annual incentive bonus under the Executive Incentive Plan. The Employment Agreement is terminable by the Company for cause, in which case the Company is obligated to pay only Mr. Clark's accrued base salary and a portion of any annual incentive bonus for the fiscal year in which his termination occurs. The Agreement is also terminable by the Company upon thirty (30) days written notice, without cause, in which case the Company is obligated to (i) pay the then-current annualized base salary and provide health, dental, life and other benefits for a twenty-four (24) month period; (ii) pay out-placement services; (iii) pay a portion of any annual incentive bonus for the fiscal year in which his termination occurs; and (iv) transfer all cash value and life insurance policies paid by the Company to Mr. Clark. In the event Mr. Clark resigns for "good reason" or within twelve (12) months after a "change of control" of the Company, the Company is obligated to make all of the payments and provide all of the benefits described in the preceding sentence and shall accelerate the vesting of all stock options which shall then remain exercisable until the options expire. The Agreement also addresses the benefits payable and the treatment of the life insurance policies owned by the Company upon termination for death or disability and, in the event of disability, provides for supplemental disability payments and health, dental and life benefits for a twelve (12) month period.

The Company also has a Split Dollar Agreement, dated September 19, 1991, which requires the Company to pay the premiums on a life insurance policy owned by Mr. Clark (or his assignee) and which requires repayment to the Company of either the premiums paid or the policy's accumulated cash surrender value, whichever is greater, upon Mr. Clark's death or termination of employment. Under the Employment Agreement, if Mr. Clark's employment is terminated without cause or within twelve (12) months after a "change of control" of the Company, or if Mr. Clark resigns for "good reason," the repayment obligations under the Split Dollar Agreement cease and the Company must release any collateral assignment in the life insurance policy.

Report of the Compensation Committee on Executive Compensation

                     Compensation Committee's Responsibility

The Compensation Committee's (the "Committee") principal responsibility with respect to executive level compensation is to ensure the Company's executive compensation plans are aligned with and support the Company's business objectives. The Committee evaluates the overall design and administration of the plans in order to fulfill its responsibility. In addition, to enhance the objectivity and independence of the Committee, it is comprised entirely of outside directors.

                             Compensation Philosophy

The primary elements of the executive officers' total compensation program are based on salary, annual incentives, and long-term incentives. The elements are designed to:

     (i) motivate executive officers to achieve strategic objectives which promote the future success of the Company and increase shareholder value;

     (ii) reward outstanding performance at the corporate, department, and individual levels;

     (iii) aid the Company in attracting and retaining executives capable of assuring the future success of the Company; and

     (iv) promote a pay-for-performance philosophy by placing a significant portion of the total compensation "at risk" while providing compensation opportunities which are comparable to market levels.

Recent tax law changes may disallow deductions for compensation paid by a company to each of the company's named executives if the officer's compensation exceeds $1 million. Special rules apply for "performance-based" compensation, including compensation resulting from stock options. The Company intends to take steps as are necessary to comply with the deduction limits imposed by the new tax provisions.

                                   Base Salary

Base salaries for certain executive officers are reviewed by the Committee on an annual basis. Each year the Committee assesses the executive employees' level of responsibility, experience, individual performance, accountabilities relative to other Company executives, and external market practices. Each year the Committee also reviews Company performance and recommends to the full Board the salary levels for the coming year, and the base salaries are adjusted accordingly. In fiscal 1997,the base salary for the chief executive was the same as fiscal 1996, which was generally toward the mid-point of base salary levels for comparable health care organizations. In fiscal 1997, the chief executive's base salary was the same as fiscal 1996 because of a pay-for-performance philosophy for base compensation which places a significant portion of the total compensation "at risk" while providing compensation opportunities which are comparable to market levels. Other executives' salaries are reviewed annually and changed based on their performance and responsibilities.

                                Annual Incentives

Executive Incentive Plan. The Company's Board of Directors has an Executive Incentive Plan which provides for the payment of annual incentive bonuses to certain executive employees. The Executive Incentive Plan is administered by the Compensation Committee, whose members are not eligible to participate in the Executive Incentive Plan.

Generally, an executive employee does not earn a bonus under the Executive Incentive Plan unless specified revenue, net profit or other performance goals are met by the Company. The Compensation Committee sets a range of bonus levels based on the performance goals set for the year. The Committee determines the amount of such cash bonus that may be paid to an executive employee by applying a payment percentage that corresponds to such goals to the employee's salary at the beginning of the applicable fiscal year. The Committee may also use stock options if it believes that stock options will provide executive officers with appropriate incentives. Fiscal 1997 incentives under this Plan were stock options and no cash bonuses were paid. These options become fully exercisable November 23, 1997.

For fiscal 1997, the chief executive officer received options for 15,000 shares as an annual incentive and did not receive any cash bonus under the Plan.

                              Long-Term Incentives

The Company may grant some executive level employees long-term awards, including stock options, performance awards, and restricted stock pursuant to the Long-Term Incentive Plan. The purpose of these awards are to:

     (i) focus executives on the achievement of performance objectives which enhance shareholder value;

     (ii) emphasize the importance of balancing present business needs and long-term goals critical to the future success of the Company; and

     (iii) attract and retain executives of superior ability.

Stock Options. Stock options allow the executives to purchase shares of the Company's common stock at an exercise price equal to the fair market value at the date of grant over a period of five years. Generally, one-third to one-fourth of the executive's option becomes exercisable within the first six to twelve months after grant with the remainder over a period ranging up to three or four years following the date of grant. During fiscal 1997, in addition to the options for 15,000 shares discussed above under Annual Incentives, the Company issued the chief executive officer options for 40,000 shares at an exercise price of $13.25 per share under the Amended and Restated 1992 Long-Term Incentive Plan on June 30, 1997.

Performance Units. The Compensation Committee authorized awards of performance units ("Units") in fiscal 1993 and fiscal 1994 that generally would have provided executive recipients with the opportunity to receive cash awards if the Company's financial goals and other business objectives were achieved over a three-year period.

In fiscal 1995, the Committee determined that only annual cash incentives and stock options should be granted to executives to simplify their compensation program, canceled the Units previously awarded and decided that no additional Units should be granted under the Amended and Restated 1992 Long-Term Incentive Plan for the foreseeable future.

                                Ronald R. Hahn, Chairperson
                                V. Kenneth Travis
                                Robert L. Montgomery
                                Raymond G. Schultze, M.D.

Performance Graph

Set forth below are line graphs comparing the Company's cumulative total shareholder return on the Company's Common Stock, from June 30, 1992, through June 30, 1997, with the cumulative total return of The Nasdaq Market Index (U.S. Companies) and of the selected peer group (the "SIC Peer Group Index"). The SIC Peer Group Index includes all Nasdaq companies which are in the same three-digit SIC ("Standard Industrial Classification") labeled 632 Accident and Health Insurance and Medical Service Plans.

[GRAPHIC OMITTED]

                        06/30/92        06/30/93        06/30/94        06/30/95        06/30/96         06/30/97
                     --------------- --------------- --------------- --------------- ---------------- ---------------
HRM                      100.00          141.67          108.33          175.00           175.00          225.00
Peer Group Index         100.00          134.93          151.65          153.79           199.42          259.67
Nasdaq Index             100.00          122.76          134.61          157.88           198.73          239.40

The Nasdaq Market Index and SIC Peer Group Index is provided by Media General Financial Services. The Peer Group includes the following companies: Aetna, Inc.; AFLAC Incorporated; Chartwell RE Corp.; Citizens Financial Corp.; Compdent Corporation; Conseco, Inc.; Equisure, Inc..; Everest Reinsurance Hld.; First Commonwealth of America; Health Power, Inc.; Healthplex, Inc.; Healthsource, Inc.; Humana, Inc.; Maxicare Health Plans; Medical Control, Inc.; Mid Atlantic Medical Services, Inc.; Oxford Health Plans, Inc.; Pacificare Health Services, Inc.; Penncorp Financial Group; Physicians Health Services; Provident American Corp.; RightChoice Managed Care; Safeguard Health Enterprises; Sierra Health Services, Inc.; Torchmark Corporation; Transamerica Corporation; Trigon Healthcare, Inc.; Union American Holding; United Dental Care, Inc.; United Healthcare Corporation; United Wisconsin Services; Unum Corporation; Value Health, Inc.; Washington National CP; and Westbridge Capital Corp.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the number of shares of the Company's Common Stock beneficially owned by each person known to the Company to beneficially own more than 5% of the Company's Common Stock, by each of the Company's current directors, by each executive officer named in the Summary Compensation Table (on page 21), and by all of the Company's current directors and current executive officers as a group, as of October 7, 1997.

Name of Director, Executive Officer or Identity of Group       Number of Shares Beneficially    Percent of
                                                                          Owned(1)                 Class
--------------------------------------------------------       -----------------------------    ----------
NOLA, LLC
916 Sommerset Street
Watchung, NJ 07060                                                      293,565( 2)                6.52%

Chiplease, Inc.
640 N. LaSalle Street, Suite 300
Chicago, IL 60610                                                       270,000( 3)                6.00%

Gary T. McIlroy, M.D.
8000 West 78th Street
Minneapolis, MN 55439                                                   309,322( 4)                6.72%

Marlene Travis
8000 West 78th Street
Minneapolis, MN 55439                                                   356,309( 5)                7.78%

Thomas P. Clark                                                          91,448( 6)                2.02%

Adele M. Kimpell                                                         11,000( 7)                  *

John R. Higbee                                                            7,000( 8)                  *

Vance Kenneth Travis                                                      9,502( 9)                  *

Ronald R. Hahn                                                            9,500(10)                  *

Robert L. Montgomery                                                      5,700(11)                  *

Gary L. Damkoehler                                                        1,267(12)                  *

Raymond G. Schultze, M.D                                                  1,267(13)                  *

All Current Executive Officers and Current Directors as a
   Group (12 persons)                                                   821,765(14)                17.24%

-----------
 *       Less than one percent.

(1) Except as otherwise noted, each person or group named in the table has sole voting and investment power with respect to all shares of Common Stock listed opposite the name of such person or group. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of October 7, 1997, or within 60 days of such date are treated as outstanding only when determining the amount and percent owned by such person or group named in the table.

(2) Includes 293,565 shares for which NOLA, LLC represents it has sole voting power and which was owned on May 1, 1997, the date of the most recent
     Schedule 13D received by the Company from such shareholder.

(3) Includes 270,000 shares for which Chiplease, Inc. represents it has sole voting power and which was owned on March 21, 1997, the date of the most recent Schedule 13D received by the Company from such shareholder.

(4) The number of shares set forth in the above table (i) includes 207,753 shares held by the Gary T. McIlroy Revocable Trust, for which Dr. McIlroy is grantor and trustee, (ii) includes 101,569 shares which Dr. McIlroy has the right to acquire upon exercise of options, (iii) excludes 75 shares beneficially owned by Dr. McIlroy's and Ms. Travis' adult children, and
     (iv) excludes the shares beneficially owned by Ms. Travis. Dr. McIlroy disclaims beneficial ownership of such excluded shares.

(5) The number of shares set forth in the above table (i) includes 276,660 shares held by the Marlene O. Travis Revocable Trust, for which Ms. Travis is grantor and trustee, (ii) includes 79,649 shares which Ms. Travis has the right to acquire upon exercise of options, (iii) excludes 75 shares beneficially owned by Ms. Travis' and Dr. McIlroy's adult children, and
     (iv) excludes the shares beneficially owned by Dr. McIlroy. Ms. Travis disclaims beneficial ownership of such excluded shares.

(6) Includes 57,568 shares held by Mr. Clark and 33,880 shares which Mr. Clark has the right to acquire upon exercise of options.

(7) Includes 11,000 shares which Ms. Kimpell has the right to acquire upon exercise of options.

(8) Includes 1,000 shares held by Mr. Higbee and 6,000 shares which Mr. Higbee has the right to acquire upon exercise of options.

(9) Includes 3,802 shares held by Mr. Travis and 5,700 shares which Mr. Travis has the right to acquire upon exercise of options.

(10) Includes 3,800 shares held by Mr. Hahn and 5,700 shares which Mr. Hahn has the right to acquire upon exercise of options.

(11) Includes 5,700 shares which Mr. Montgomery has the right to acquire upon exercise of options.

(12) Includes 1,267 shares which Mr. Damkoehler has the right to acquire upon exercise of options.

(13) Includes 1,267 shares which Mr. Schultze has the right to acquire upon exercise of options.

(14) Includes 556,033 shares held by the current officers and directors, and 265,732 shares that current executive officers and directors as a group have the right to acquire as of October 7, 1997, or within 60 days of such date, upon exercise of options.

Item 13. Certain Relationships and Related Transactions.

None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Documents filed as part of this report.

     (1) Financial Statements. The financial statements listed below are included in this Annual Report on Form 10-K on the pages indicated.

                                                                   Page in this
                                                                     Form 10-K

          Report of Independent Auditors............................     37

          Consolidated Balance Sheets as of June 30, 1997
          and 1996..................................................     38

          Consolidated Statements of Net Income for the years
          ended June 30, 1997, 1996 and 1995........................     39

          Consolidated Statements of Changes in Shareholders'
          Equity for the years ended June 30, 1997, 1996
          and 1995..................................................     40

          Consolidated Statements of Cash Flows for the years
          ended June 30, 1997, 1996 and 1995........................     41

          Notes to Consolidated Financial Statements................     42

     (2) Financial Statement Schedules. The following schedule is included in this Annual Report on Form 10-K on the pages indicated.

                                                                  Page in this
                                                                    Form 10-K

          II.  Valuation and Qualifying Accounts.............            53

          Schedules I, III, IV, and V are omitted for the reason that they are not applicable, not required or the information is presented in the consolidated financial statements or related notes.

(3)  Exhibits.

     3.1 Amended and Restated Articles of Incorporation, as amended to date -- incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (SEC File No. 0-18902).

     3.2  Composite Bylaws of the Company, as of May 17, 1997.

     4.1  Specimen  form  of  the   Company's   Common  Share   Certificate   --
          incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (SEC File No. 33-37595).

     4.2 Amended and Restated Articles of Incorporation, as amended to date (see Exhibit 3.1).

     4.3  Composite Bylaws of the Company, as of May 17, 1997 (see Exhibit 3.2).

     4.4 Rights Agreement dated as of April 4, 1997 between health Risk Management, Inc. and Norwest Bank Minnesota, N.A. as Rights Agent, together with the following exhibits thereto:

         (a)  Certificate of Designations of Series A Preferred Stock,
         (b)  Summary of Rights to Purchase Shares of Series A Preferred Stock,
         (c)  Form of Rights Certificate --

          incorporated by reference to Exhibit 1 to the Company's Form 8-A Registration Statement filed April 10, 1997 (SEC File No. 0-18902).

     10.1 Lease Agreement dated August 14, 1987 between The Mutual Insurance Company of New York and Health Risk Management, Inc., as amended by First Amendment to Lease dated June 25, 1990, related to the Company's offices at 7900 West 78th Street, Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (SEC File No. 33-37595).

     10.2 Lease Agreement dated August 14, 1987 between The Mutual Insurance Company of New York and Health Risk Management, Inc., as amended by First Amendment to Lease dated October 8, 1987 and Second Amendment to Lease dated June 25, 1990, related to the Company's offices at 8000 West 78th Street, Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (SEC File No. 33-37595).

     10.3fEmployment  Agreement  dated as of June 20, 1996  between  Health Risk
          Management, Inc. and Dr. Gary T. McIlroy -- incorporated by refernce to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

     10.4fSplit Dollar  Agreement  dated as of June 5, 1991 between  Health Risk
          Management, Inc. and Dr. Gary T. McIlroy and the Amendment to Split Dollar Agreement dated July 28, 1992 between Health Risk Management, Inc. and Gary T. McIlroy -- incorporated by refernce to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

     10.5fEmployment  Agreement  dated as of June 21, 1996  between  Health Risk
          Management,  Inc. and Marlene O. Travis -- incorporated by refernce to
          Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

--------------
f Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.

     10.6fSplit Dollar  Agreement  dated as of June 5, 1991 between  Health Risk
          Management, Inc. and Marlene O. Travis and the Amendment to Split Dollar Agreement dated July 28, 1992 between Health Risk Management, Inc. and Marlene O. Travis -- incorporated by refernce to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

     10.7fEmployment   Agreement   dated  June  21,  1996  between  Health  Risk
          Management,  Inc. and Thomas P. Clark --  incorporated  by refernce to
          Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

     10.8fSplit Dollar  Agreement  dated as of September 1, 1991 between  Health
          Risk Management, Inc. and Thomas P. Clark -- incorporated by refernce to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

     10.9fHealth Risk Management, Inc. 1990 Stock Option Plan -- incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (SEC File No. 33-37595).

     10.10f Form of Stock  Option  Agreement  to be used  pursuant to 1990 Stock
          Option Plan -- incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991 (SEC File No. 0-18902).

     10.11Second  Amendment  to  Lease  dated  January  8,  1992  for the  Lease
          Agreement dated August 14, 1987 between The Mutual Life Insurance Company of New York and Health Risk Management, Inc., related to the Company's offices at 7900 West 78th Street, Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended june 30, 1992 (SEC File No. 0-18902).

     10.12Third  Amendment  to  Lease  dated  January  8,  1992  for  the  Lease
          Agreement dated August 14, 1987 between The Mutual Life Insurance Company of New York and Health Risk Management, Inc., related to the Company's offices at 8000 West 78th Street, Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

     10.13f Amended and Restated 1992 Long-Term Incentive Plan.

     10.14f Form of Non-Employee Director Initial/Annual Option Agreement under the 1992 Long-Term Incentive Plan -- incorporated by reference to
          Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

     10.15f Form of Non-Employee  Director  Elective Option  Agreement under the
          1992 Long-Term  Incentive Plan -- incorporated by reference to Exhibit
          10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

     10.16f Form of Incentive  Stock Option  Agreement  under the 1992 Long-Term
          Incentive Plan -- incorporated by reference to Exhibit 10.32 to theCompany's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

     10.17f  Form  of  Non-Qualified  Stock  Option  Agreement  under  the  1992
          Long-Term Incentive Plan -- incorporated by reference to Exhibit 10.33 to theCompany's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).
--------------
f Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.

     10.18f Form of Performance  Unit Award under the 1992  Long-Term  Incentive
          Plan -- incorporated by reference to Exhibit 10.34 to theCompany's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

     10.19f  Deferred   Compensation  Plan  for  Directors  --  incorporated  by
          reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

     10.20f Executive Incentive Plan -- incorporated by reference to the description of such Plan as set forth under "Compensation Pursuant to Plans - Executive Incentive Plan" in the Company's Proxy Statement for its 1992 Annual Meeting of Shareholders (SEC File No. 0-18902).

     10.21Lease  Agreement  dated  January 11, 1993  between  Thomas L.  Koster,
          Inc., d/b/a/ Realvesco Properties and Health Risk Management, Inc., as amended by First Amendment to Lease Agreement dated January 29, 1993, related to the Company's offices at 5250 Lovers Lane, Portage, Michigan -- incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (SEC File No. 0-18902).

     10.22Second Amendment to Lease dated July 22, 1997 for the Lease Agreement dated January 11, 1993 between Thomas L. Koster, Inc., d/b/a/ Realvesco Properties and Health Risk Management, Inc., related to the Company's offices at 5250 Lovers Lane, Portage, Michigan.

     10.23Fourth Amendment to Lease dated July 12, 1993 for the Lease Agreement dated August 14, 1987 between The Mutual Life Insurance Company of New York and Health Risk Management, Inc., related to the Company's offices at 7900 and 8000 West 78th Street, Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (SEC File No. 0-18902).

     10.24Fifth  Amendment  to Lease dated May 12, 1994 for the Lease  Agreement dated August 14, 1987 between The Mutual Life Insurance Company of New York and Health Risk Management, Inc., related to the Company's offices at 8000 West 78th Street, Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (SEC File No. 0-18902).

     10.25Sixth  Amendment  to  Lease  dated  October  18,  1995  for the  Lease
          Agreement dated August 14, 1987 between The Mutual Life Insurance Company of New York and Health Risk Management, Inc., related to the Company's offices at 8000 West 78th Street, Minneapolis, Minnesota.

     10.26Third  Amendment  to Lease dated May 12, 1994 for the Lease  Agreement dated August 14, 1987 between The Mutual Life Insurance Company of New York and Health Risk Management, Inc., related to the Company's offices at 7900 West 78th Street, Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (SEC File No. 0-18902).

     10.27Fourth  Amendment  to Lease  dated  October  18,  1995  for the  Lease
          Agreement dated August 14, 1987 between The Mutual Life Insurance Company of New York and Health Risk Management, Inc., related to the Company's offices at 7900 West 78th Street, Minneapolis, Minnesota.
--------------
f Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.

     10.28Revolving  Credit and Term Loan Agreement  dated June 24, 1994 between
          First Bank National Association and Health Risk Management, Inc. -- incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (SEC File No. 0-18902).

     10.29First  Amendment to  Revolving  Credit and Term Loan  Agreement  dated
          March 31, 1995 for the Revolving Credit and Term Loan Agreement dated June 24, 1994 between First Bank National Association and Health Risk Management, Inc. -- incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (1994 (SEC File No. 0-18902).

     10.30Second  Amendment to Revolving  Credit and Term Loan  Agreement  dated
          January 19, 1996 for the Revolving Credit and Term Loan Agreement dated June 24, 1994 between First Bank National Association and Health Risk Management, Inc. -- incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

     10.31Third  Amendment to  Revolving  Credit and Term Loan  Agreement  dated
          January 31, 1997 for the Revolving Credit and Term Loan Agreement dated June 24, 1994 between First Bank National Association and Health Risk Management, Inc.

     10.32Security Agreement dated June 24, 1994 relating to Revolving Credit and Term Loan Agreement of same date -- incorporated by reverence to
          Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (SEC File No. 0-18902).

     10.33Managed  Health Care  Service  Agreement  dated April 4, 1994  between
          Health Risk Management, Inc. and Hospital Corporation of America, as amended by Amendment No. 1 to the Managed Health Care Service Agreement dated May 11, 1995 between Health Risk Management, Inc. and Columbia/HCA Healthcare Corporation -- incorporated by reference to
          Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (SEC File No. 0-18903).

     10.34Second  Amendment to Managed Health Care Service  Agreement  effective
          January 1, 1996 for the Managed Health Care Service Agreement dated April 4, 1994 between Health Risk Management, Inc. and Columbia/HCA Healthcare Corporation -- incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18903).

     10.35Claim  Administration  Service  Agreement  dated April 4, 1994 between
          Health Risk Management, Inc. and Hospital Corporation of America, as amended by Amendment No. 1 to the Claim Administration Service Agreement dated May 11, 1995 between Health Risk Management, Inc. and Columbia/HCA healthcare Corporation -- incorporated by reference to
          Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (SEC File No. 0-18903).

     10.36Second Amendment to Claim  Administration  Service Agreement effective
          January 1, 1996 for the Claim Administration Service Agreement dated April 4, 1994 between Health Risk Management, Inc. and Columbia/HCA Healthcare Corporation -- incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18903).
--------------
f Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.

     10.37Lease Agreement dated May 26, 1989 between The Hornet Group and Health
          Program Managers, Inc. related to the Company's offices at 7801 Folsom Boulevard, Sacramento, California and First Amendment to Lease Agreement dated December 12, 1994 between the Hornet Group and Health Program Managers, Inc -- incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18903).

     10.38Managed Care Service  Agreement  dated October 29, 1996 between Health
          Risk Management, Inc. and Keystone Mercy Health Plan.

     10.39QualityFIRST(R)License  Agreement  dated July 11, 1996 between  Health
          Risk Management, Inc. and Keystone Mercy Health Plan.

     10.40Amendment No. 1 to the Managed Care Service  Agreeement between Health
          Risk Management, Inc. and Keystone Mercy Health Plan effective October 1, 1997.

     11.  Statement of computation of earnings per share.

     21.  List of subsidiaries.

     23.  Consent of Independent Auditors.

     27.  Financial Data Schedule (filed in electronic format only).


(b)  Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

                         Report of Independent Auditors


Board of Directors and Shareholders
     of Health Risk Management, Inc.

We have  audited the  accompanying  consolidated  balance  sheets of Health Risk
Management, Inc. as of June 30, 1997 and 1996, and the related consolidated statements of net income, changes in shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Risk Management, Inc. at June 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP


October 10, 1997

                          HEALTH RISK MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS

                                                                                               June 30,
                                                                                  ------------------------------------
                                                                                       1997                1996
                                                                                  ---------------     ----------------
Current assets:
   Cash and cash equivalents                                                      $        5,349      $       3,347
   Accounts receivable-net of allowance for doubtful accounts of
     $260 ($200 in 1996)                                                                   5,257              5,134
   Unbilled receivables                                                                    7,110              4,642
   Deferred income taxes                                                                     350                235
   Other                                                                                     989              1,394
                                                                                        --------         ----------
     Total current assets                                                                 19,055             14,752

Computer software costs, net of amortization of $12,782 ($9,816 in 1996)                  20,385             17,132
Property and equipment less accumulated depreciation of $11,103 ($9,272 in
   1996)                                                                                   9,215              9,788
Contract rights, net of amortization of $914 ($748 in 1996)                                  893              1,030
Other assets                                                                               2,175              2,120
                                                                                         -------            -------
                                                                                  $       51,723      $      44,822
                                                                                         =======            =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                               $        1,645      $       1,863
   Accrued expenses                                                                        3,018              2,638
   Unearned revenues                                                                       3,826              2,578
   Current maturities of notes payable                                                     1,134              1,076
   Current portion of capitalized equipment leases                                           854              1,351
                                                                                        --------            -------
     Total current liabilities                                                            10,477              9,506

Deferred income taxes                                                                      3,715              2,292
Long-Term portion of notes payable                                                         2,166              2,152
Long-Term portion of capitalized equipment leases                                          1,321              2,398
Commitments
Shareholders' equity:
   Undesignated shares, $.01 par value, 9,700,000 authorized,  none issued
   Series A preferred shares, $.01 par value, 300,000 authorized, none issued
   Common shares, $.01 par value, 20,000,000 shares authorized,
     4,478,245 issued and outstanding (4,180,476 in 1996)                                     45                 42
   Additional paid-in capital                                                             30,945             27,619
   Retained earnings                                                                       3,054                813
                                                                                         -------           --------
     Total shareholders' equity                                                           34,044             28,474
                                                                                         -------           --------
                                                                                  $       51,723      $      44,822
                                                                                         =======           ========

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF NET INCOME
                        (in thousands, except share data)

                                                                                     Year Ended June 30,
                                                                      ------------------------------------------------
                                                                          1997             1996               1995
                                                                      -------------    -------------     -------------

Revenues                                                              $    62,723      $    54,507       $    49,302

Operating expenses:
   Cost of services                                                        37,657           31,762            30,290
   Depreciation and amortization, principally cost of services              7,646            6,947             6,127
   Selling and marketing                                                    7,346            6,767             6,064
   Administration                                                           5,682            5,232             4,811
   Merger costs                                                               390               --                --
                                                                         --------       ----------        ----------
     Total operating expenses                                              58,721           50,708            47,292
                                                                         --------       ----------        ----------

Operating income                                                            4,002            3,799             2,010

Other income (expense):
   Interest income                                                            187              158               128
   Interest expense                                                          (535)            (708)             (759)
                                                                         --------         --------          --------
     Total other expense                                                    ( 348)           ( 550)            ( 631)
                                                                         --------         --------          --------

Income before income taxes                                                  3,654            3,249             1,379

Income taxes                                                                1,413            1,253               535
                                                                          -------          -------           -------

Net income                                                            $     2,241      $     1,996       $       844
                                                                          =======          =======           =======

Net income per common and common equivalent share                     $       .50      $       .47       $       .21
                                                                         ========         ========          ========

Weighted average common and common equivalent shares                    4,458,101        4,219,186         3,982,093
                                                                        =========        =========         =========

                          HEALTH RISK MANAGEMENT, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                                           Common Shares
                                            Outstanding                 Additional          Retained
                                   -------------------------------
                                    Number of                             Paid-In           Earnings
                                      Shares            Amount            Capital          (Deficit)            Total
                                   -------------     -------------     --------------    ---------------     ------------

Balance at June 30, 1994            3,943,199        $       39        $    25,665             $ (2,027)     $   23,677
Options to purchase common
   shares issued for services                                                   18                                   18
Option exercised                       85,500                 1                554                                  555
Common shares issued for
   services                             1,000                                    7                                    7
Net income                                                                                          844             844
                                   -------------     -------------     --------------    ---------------     ------------
Balance at June 30, 1995            4,029,699                40             26,244               (1,183)         25,101
Options to purchase common
   shares issued for services                                                   19                                   19
Options exercised, including
   tax benefit of $120                143,277                 2              1,275                                1,277
Common shares issued for
   contract rights                      7,500                                   81                                   81
Net income                                                                                        1,996           1,996
                                   -------------     -------------     --------------    ---------------     ------------
Balance at June 30, 1996            4,180,476                42             27,619                  813          28,474

Common shares issued                  200,000                 2              2,462                                2,464
Options exercised, including
   tax benefit of $90                  97,769                 1                864                                  865
Net income                                                                                        2,241           2,241
                                   -------------     -------------     --------------    ---------------     ------------
Balance at June 30, 1997            4,478,245        $       45        $    30,945              $ 3,054      $   34,044
                                   =============     =============     ==============    ===============     ============

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     Year Ended June 30,
                                                                      ------------------------------------------------
                                                                          1997             1996               1995
                                                                      -------------    -------------     -------------

Cash flows from operating activities:
   Net income                                                         $     2,241      $     1,996       $       844
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                         2,816            2,832             2,406
       Amortization                                                         4,830            4,115             3,721
       Provision for deferred income taxes                                  1,398            1,231               523
       Other                                                                   --               19                25
       Changes in operating assets and liabilities:
         Accounts receivable                                                  (89)          (2,374)              153
         Unbilled receivables                                              (2,468)             303            (1,371)
         Other assets                                                           7           (1,002)               51
         Accounts payable                                                    (238)              (6)              318
         Accrued expenses                                                     382               39               416
         Unearned revenues                                                  1,248              282               228
                                                                      -------------    -------------     -------------
Net cash provided by operating activities                                  10,127            7,435             7,314

Cash flows from investing activities:
   Acquisition of net assets, net of cash acquired                           (139)              --                --
   Property and equipment                                                  (2,827)          (2,256)           (1,891)
   Capitalized software                                                    (7,396)          (5,779)           (5,337)
                                                                      -------------    -------------     -------------
Net cash used in investing activities                                     (10,362)          (8,035)           (7,228)

Cash flows from financing activities:
   Proceeds from notes payable                                              1,275            1,500                --
   Principal payments on notes payable                                     (1,278)            (904)             (935)
   Principal payments on capital leases                                      (999)          (1,152)           (1,231)
   Issuance of common shares                                                3,239            1,155               555
                                                                      -------------    -------------     -------------
Net cash provided by (used in) financing activities                         2,237              599            (1,611)
                                                                      -------------    -------------     -------------

Increase (decrease) in cash                                                 2,002               (1)           (1,525)
Cash and cash equivalents at beginning of year                              3,347            3,348             4,873
                                                                      -------------    -------------     -------------

Cash and cash equivalents at end of year                              $     5,349      $     3,347             3,348
                                                                      ===========      ===========       ===========

                          HEALTH RISK MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Principles of Consolidation

          The  consolidated  financial  statements  include the  accounts of the
          Company   and  its  wholly   owned   subsidiaries.   All   significant
          intercompany transactions have been eliminated.

     B.   Nature of Operations

          The Company is engaged in a single business consisting of managed health care services providing comprehensive, integrated health plan management and related information services. The Company's principal health plan management services include care review, case management, price control, and claims administration. The Company's information services revenues are derived principally from software license and subscription fees related to its QualityFIRST(R) clinical practice guidelines (the Guidelines). A significant percentage of the Company's revenues are derived from the care review management and claims administration management services. Integrated health plan management and information services are marketed to self-insured employers, unions, government entities, insurance companies, HMOs, PPOs and hospitals. Contractual relationships maintained by the Company with its clients subjects the Company to revenue fluctuations resulting from changes in client employment levels or covered lives, restructuring of benefit plan offerings, and price adjustments based upon contract experience. In addition, the Company services a small number of large clients. In 1997, sales to two clients were seventeen percent (17%) and sixteen percent (16%) of revenues, and in 1996 sales to two clients were seventeen percent (17%), and eleven percent (11%) of revenues. The markets serviced by the Company are principally domestic.

     C.   Uses of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     D.   Revenue Recognition

          The Company's revenues for health plan management services are derived from services provided under contracts obligating clients to generally pay: a capitated monthly charge for each covered member based on anticipated case volume experience, a percentage of savings, a transaction or case fee, or an hourly fee. In addition, each new client is typically charged a one-time set-up fee to cover the related set-up costs incurred by the Company. Revenue for health plan management services is recognized as services are rendered under each contract. Revenue from license fees is recognized upon delivery of the Guidelines while subscription fees are recognized as revenue in the month the Guidelines are utilized by the clients.

     E.   Unbilled Receivables

          Unbilled receivables represent costs and related profit incurred for contract services which have not been billed.

     F.   Unearned Revenues

          Unearned revenues represent amounts billed to clients for contract services yet to be performed.

     G.   Computer Software Costs

          The Company capitalizes computer software costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. The capitalized costs are amortized based on the greater of the amount computed using (a) the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or (b) a straight-line basis over their estimated useful lives, ranging from three to ten years.

     H.   Property and Equipment

          Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using straight-line methods for financial reporting purposes and accelerated methods for tax purposes. Estimated useful lives range from three to ten years. Equipment under capital leases is amortized over the term of the respective lease or over the service lives of the assets for those leases which substantially transfer ownership.

     I.   Contract Rights

          The fair value of purchased customer lists and relationships is amortized over their respective estimated useful lives of three to twelve years. Amortization expense was $166,000, $144,000 and $161,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

     J.   Income Taxes

          The Company reports income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The statement requires that all deferred tax balances be determined by using the tax rate expected to be in effect when the taxes will actually be paid. A deferred income tax provision or credit is provided based on changes in deferred tax asset or liability balances.

     K.   Net Income Per Common and Common Equivalent Share

          Earnings per share is computed using the weighted average number of Common Shares and Common Share equivalents outstanding during the period. Common Share equivalents include dilutive stock options using the treasury stock method.

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

                                                  Current Standards
                                                  -----------------                       FAS 128
                                                                Fully                     -------
                                                  Primary      Diluted        Basic       Diluted
                                                  -------      -------        -----       -------

              Year ended June 30, 1997               $.50       $.50           $.52         $.50
              Year ended June 30, 1996               $.47       $.47           $.49         $.47

     L.   Series A Preferred Stock

          On April 4, 1997, the HRM Board of Directors created a series of preferred stock with a par value of $.01 per share for the shareholder rights plan. The shares of such series were designated as "Series A Preferred Stock". The number of shares authorized and unissued constituting the Series A Preferred Stock is 300,000 shares.

     M.   Shareholder Rights Plan

          On April 4, 1997, the HRM Board of Directors established a shareholder rights plan which provides for a dividend distribution of one preferred stock purchase right (a "Right") to be attached to each share of common stock of HRM then outstanding or thereafter issued. The Rights are currently not exercisable or transferable apart from the common stock. Each Right entitles the holder to purchase from HRM one one-hundredth of a share of Series A Preferred Stock of HRM at a price of $50.00 per one one-hundredth of a preferred share, subject to adjustment. The Rights become exercisable if a person or group acquires 15% or more of HRM common stock or announces a tender offer for 15% or more of HRM common stock, subject to certain exceptions. After the Rights become exercisable, each Right entitles the holder (other than the 15% holder) to purchase HRM's common stock having a market value of two times the Right's exercise price. Also, if after a person acquires 15% without Board approval, HRM is acquired in a merger or similar transaction, each right thereafter would entitle a holder (other than the 15% holder) to acquire shares of the acquiring company or an affiliate having a market value of two times the Right's exercise price. Each Right is redeemable at $.001 at any time up to ten days after a person acquires 15% of HRM's common stock. The Rights expire on April 4, 2007 unless earlier redeemed by HRM.

     N.   Cash and Cash Equivalents

          Short-term investments purchased within three months of their maturities are considered cash equivalents. The Company invests in U.S. government securities and high rated money market funds. The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates its fair value.

     O.   Merger Termination

          On March 10, 1997, HRM and HealthPlan Services Corporation (HPS) announced that the merger agreement dated September 12, 1996, had been terminated by mutual arrangement and HPS purchased 200,000 unregistered shares of common stock from HRM at a price of $2.5 million ($12.50 per share). The consolidated net income for the year ended June 30, 1997 includes a one-time charge of $390,000 ($0.05 per share, net of tax benefit) for the write-off of costs related to the terminated merger agreement with HPS.

2.   COMPUTER SOFTWARE COSTS

     Computer software costs consist of the following at June 30:

                                                                         1997              1996
                                                                         ----              ----
                                                                              (in thousands)

         Computer Software (AutoPILOT(TM))
              Cost.................................................. $  12,932         $  10,347
              Less accumulated amortization.........................     5,177             4,307
                                                                       -------           -------
              Net book value........................................     7,755             6,040
         Claim Administration Software
              Cost..................................................     7,601             6,705
              Less accumulated amortization.........................     2,913             2,178
                                                                       -------           -------
              Net book value........................................     4,688             4,527
         Guidelines, Protocols and Medical Analysis Software
              Cost..................................................    12,634             9,896
              Less accumulated amortization.........................     4,692             3,331
                                                                       -------           -------
              Net book value........................................     7,942             6,565
                                                                       -------           -------

         Computer Software and Database Development Costs........... $  20,385         $  17,132
                                                                        ======            ======

     Amortization of these costs was as follows for the years ended June 30:

                                                                        1997             1996              1995
                                                                   -------------   --------------     ---------
                                                                                   (in thousands)


         Computer Software (AutoPILOT(TM))....................          $  1,791         $  1,485          $  1,255
         Claim Administration Software........................               735              645               552
         Guidelines, Protocols and Medical Analysis Software..             1,617            1,279               982
                                                                           -----            -----             -----

         Amortization Expense.................................          $  4,143         $  3,409          $  2,789
                                                                           =====            =====             =====

3.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at June 30:

                                                       1997              1996
                                                       ----              ----
                                                           (in thousands)
     Owned

     Office equipment, furniture and fixtures........$  5,435          $  5,037
     Leasehold improvements..........................   1,594             1,387
     Data processing equipment.......................   8,175             5,951
                                                      -------           -------
                                                       15,204            12,375
     Less accumulated depreciation...................   8,374             6,431
                                                      -------           -------

     Net property and equipment owned................   6,830             5,944
                                                      -------           -------

     Capitalized leases

     Office equipment and furniture..................   1,271             1,372
     Data processing equipment.......................   3,843             5,313
                                                      -------           -------
                                                        5,114             6,685
     Less accumulated depreciation...................   2,729             2,841
                                                      -------           -------

     Net capitalized leases..........................   2,385             3,844
                                                      -------           -------

     Property and equipment..........................$  9,215          $  9,788
                                                        =====             =====

4.   NOTES PAYABLE

     Notes payable consist of the following at June 30:

                                                                                         1997              1996
                                                                                         ----              ----
                                                                                             (in thousands)


     Term loan payable to bank in monthly  installments of $43,667 plus interest at bank's  reference rate plus 0.375%  (8.875% at June 30, 1997),  with the last payment due June 30, 1999. Secured by accounts receivable, equipment,
     fixtures and general intangibles...............................................     $  1,048          $  1,572

     Notes  payable  to  bank  under  revolving   credit  agreement  in  monthly
     installments  of $46,250 plus  interest at the bank's  reference  rate plus
     0.375% (8.875% at June 30, 1997), with the last payment due December 31, 2001
     Secured by accounts receivable, equipment, fixtures and general intangibles....        2,198             1,350

     Note payable to bank in monthly  installments of $22,325 including interest at the bank's base rate (8.50% at June 30, 1997) until  September  30, 1997 when the remaining principal balance is due. Secured by accounts receivable
     and equipment..................................................................           54               306
                                                                                         --------          --------
                                                                                            3,300             3,228
     Less Current Maturities........................................................        1,134             1,076
                                                                                            -----             -----
     Long-Term Portion..............................................................     $  2,166          $  2,152
                                                                                            =====             =====

     The Company has entered into a revolving credit agreement with a bank whereby it may borrow up to $3,750,000 under a revolving loan. The loan is secured by accounts receivable, equipment, fixtures and general intangibles. The revolving credit agreement terminates on January 31, 1998. The Company had available $1,552,000 under the revolving credit facility at June 30, 1997.

     The carrying amounts of the Company's borrowings under its term loan and notes payable approximate their fair value.

     Under terms of the revolving credit and term loan agreements, the Company is prohibited from paying dividends on its stock without the bank's consent.

     Scheduled payments by fiscal year under terms of the notes payable will be $1,134,000 in 1998, $1,078,000 in 1999, $555,000 in 2000, $405,000 in 2001,
     and $128,000 in 2002.

     Total interest paid on notes payable was $299,000, $281,000, and $298,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

5.   OPTIONS

     At June 30, 1997, the Company's 1992 Long-Term Incentive Plan and the 1990 Stock Option Plan ("the Plans") permitted the granting of 800,000 options to officers, directors and employees. These can be either incentive stock options or non-qualified options. Options are generally granted at not less than market value at the date of grant and generally for a five-year period. The Options have been granted at prices ranging from $4.875 to $15.25. No common shares are available for future issuance under the Plans at June 30, 1997. On August 28, 1997, the Company registered 400,000 shares of common stock for issuance under the 1992 long-term Incentive Plan.

     At June 30, 1997, the Company had outstanding 250 unregistered options to purchase common shares, not granted under the Plans, at $6.50 per share.

     Transactions related to outstanding options during the last three years are summarized as follows:

                                                                                        Weighted
                                                                                         Average
                                                         Total       Exercisable     Exercise Price
                                                         -----       -----------     --------------

     Balance at June 30, 1994                            689,352        485,906        $  9.81
         Granted                                         178,657             --           7.02
         Became exercisable                                   --        125,320           9.09
         Exercised                                       (85,500)       (85,500)          6.49
         Expired                                         (93,482)       (90,482)         12.92
                                                        --------       --------          -----
     Balance at June 30, 1995                            689,027        435,244           9.04
         Granted                                         139,283             --           9.04
         Became exercisable                                   --        224,117           8.26
         Exercised                                      (143,277)      (143,277)          8.05
         Expired                                        (151,219)      (151,219)         11.09
                                                         -------        -------          -----
     Balance at June 30, 1996                            533,814        364,865           8.72
         Granted                                         260,550             --          12.32
         Became exercisable                                              99,324           7.41
         Exercised                                       (97,769)       (97,769)          9.06
         Expired                                         (24,536)       (24,536)          8.85
                                                        --------       --------           ----
     Balance at June 30, 1997                            672,059        341,884       $  10.06
                                                         =======        =======          =====

     The following table summarizes information about the stock options at June 30, 1997

                                         Options Outstanding                        Options Exercisable
                       ---------------------------------------------------  --------------------------------
                                            Weighted
                                             Average             Weighted                          Weighted
        Range of                            Remaining             Average                           Average
     Exercise Prices        Number      Contractual Life       Exercise Price       Number       Exercise Price
     ---------------        ------      ----------------       --------------       ------       --------------

     $4.875 - $5.50          21,951          2.01                $  4.90           21,951          $  4.90
     $6.375 - $6.75          12,904          1.94                   6.55           12,904             6.55
     $7.00                  110,500          2.59                   7.00           97,166             7.00
     $7.25-$9.00            113,154          2.98                   8.07           70,447             8.13
     $9.75                   62,750          1.06                   9.75           58,750             9.75
     $10.00-$10.75           33,200          1.97                  10.26           26,232            10.20
     $11.00                 100,500          5.00                  11.00                0             0.00
     $11.25-$13.00           51,750          2.83                  11.87           43,434            11.93
     $13.25-$13.50          154,600          4.99                  13.25              250            13.50
     $15.25                  10,750          0.57                  15.25           10,750            15.25
                             ------          ----                  -----           ------            -----
     $4.875-$15.25          672,059          3.35                 $10.06          341,884          $  8.69
                            =======          ====                  =====          =======           ======

     The number of options scheduled to expire by fiscal year is 51,700 in 1998, 103,619 in 1998, 131,407 in 2000, 130,483 in 2000, and 254,850 in 2002.

     As permitted by FAS 123, "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," to measure compensation cost for employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the years ended June 30, 1997 and 1996: risk-free interest rates ranging from 5.85% to 6.73%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .513; and a weighted average expected life of the option of 3.5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option's vesting period. The Company's pro forma information follows:

                                                Year ended June 30
                                               1997             1996
                                               ----             ----
     Pro forma net income                   $1,917,000        $1,763,000
     Pro forma net income per share               $.44              $.42

6.   INCOME TAXES

     The components of the provision for income taxes for the three years ended June 30 were as follows:
                                     1997              1996             1995
                               --------------   --------------    ----------

     Current:
          Federal............   $   5,000       $    8,000        $        0
          State..............      10,000           14,000            12,000
     Deferred................   1,398,000        1,231,000           523,000
                                ---------        ---------         ---------
                               $1,413,000       $1,253,000        $  535,000
                                =========        =========         =========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred income tax liabilities and assets as of June 30 were as follows:

                                                                  1997              1996
                                                            --------------     -------------

         Deferred tax liabilities:
              Prepaid expenses..........................      $     24,000     $     130,000
              Other assets..............................           253,000           196,000
              Computer software costs...................         7,437,000         6,251,000
              Tax over book depreciation................           758,000           917,000
                                                               -----------       -----------
                  Total deferred tax liabilities........         8,472,000         7,494,000

         Deferred tax assets:
              Allowance for doubtful accounts...........            94,000            75,000
              Accrued expenses..........................           280,000           290,000
              Net operating loss carryforwards..........         5,248,000         5,496,000
                                                                 ---------         ---------
                  Total deferred tax assets.............         5,622,000         5,861,000
              Less valuation allowance..................         (515,000)         (424,000)
                                                                 --------          --------
                  Total net deferred tax assets.........         5,107,000         5,437,000
                                                                 ---------         ---------

         Net deferred tax liabilities...................      $  3,365,000      $  2,057,000
                                                                 =========         =========

     A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

                                                   1997             1996            1995
                                              ------------      ------------     -------

       Statutory rate................             34.0%             34.0%            34.0%
       State income taxes............              2.7%              2.7%             2.8%
       Non-deductible meals and entertainment
         expenses....................               .8%               .7%             1.1%
       Other.........................              1.2%              1.2%              .9%
                                                 -----             -----            -----
                                                  38.7%             38.6%            38.8%
                                                  ====              ====             ====

     At June 30, 1997, the Company had net operating loss (NOL) carryforwards of $14,100,000 for income tax purposes only that expire in years 1999 through 2012. Included in the NOL is approximately $1,426,000 of deductions resulting from stock options. These deductions currently have a full valuation allowance and when realized for financial statement purposes they will not result in a reduction in income tax expense.
     Rather, the benefit will be recorded as additional paid-in capital.

     Total income tax paid for the years ended June 30, 1997, 1996 and 1995 was $15,090, $20,600 and $4,600, respectively.

7.   COMMITMENTS

     The Company leases its office facilities and various equipment under operating and capital leases. Rental expense was approximately $3,564,000, $2,881,000 and $2,754,000, for the years ended June 30, 1997, 1996, and
     1995, respectively. The following is a schedule by years of future minimum rental payments required under operating leases as of June 30, 1997 (in thousands):

     Year ending June 30:

         1998                                          $  3,487
         1999                                             1,954
         2000                                             1,217
         2001                                               921
         2002   `                                            90
                                                       --------
     Total minimum rental payments                     $  7,669
                                                       ========

     In addition to the above amounts, additional rental payments are due under the office facility leases based on the lessor's operating costs.

     The following is a schedule of future minimum lease payments under capital leases as of June 30, 1997 (in thousands):

     Years ending June 30:

         1998                                          $  999
         1999                                             682
         2000                                             303
         2001                                             295
         2002                                             223
                                                       ------
     Total minimum lease payments                       2,502
     Less amount representing interest                    327

     Net minimum lease payments                         2,175
     Less current maturities                              854
                                                        -----
     Long-Term portion                               $  1,321
                                                        =====

     The Company entered into capital lease agreements aggregating $460,000, $432,000, and $1,271,000 for the years ended June 30, 1997, 1996 and 1995, respectively, in connection with the purchase of office equipment, furniture and fixtures, and data processing equipment.

8.   SAVINGS PLAN

     The Company has a tax deferred savings plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code covering substantially all employees. Under the plan, the Company will match a minimum of 10% of eligible employees' contributions up to 6% of the employee's salary for the plan year ending June 30, 1997 and 1996 compared to 5% of the employee's salary for the plan year ending June 30, 1995. Employee and employer matching contributions to the plan are remitted to a trustee on a biweekly basis. Company contribution expenses were $350,000, $240,000 and $200,000 for the years ended June 30, 1997, 1996, and 1995, respectively.

9.   QUARTERLY FINANCIAL DATA (Unauditied)

     The following table presents certain unaudited quarterly results for fiscal 1997 and 1996.

                                                                           Fiscal 1997
                                           ---------------------------------------------------------------------
                                            First           Second         Third          Fourth
                                          Quarter           Quarter       Quarter         Quarter          Year
                                          -------           -------       -------         -------          ----

     Revenues                             $14,395          $15,597         $16,058        $16,673        $62,723
                                           ======           ======          ======         ======         ======

     Gross Profit(1)                     $  5,747         $  6,438        $  6,162        $ 6,719        $25,066
                                           ======           ======          ======         ======         ======

     Net Income                          $    438         $    697        $    438(2)     $   668        $ 2,241
                                           ======           ======          ======         ======         ======

     Net Income per share                $    .10         $    .16        $    .10(2)     $   .15        $   .50
                                           ======           ======          ======         ======         ======

     Weighted average number of shares      4,356            4,431           4,466          4,581          4,458
                                           ======           ======          ======         ======         ======

                                                                           Fiscal 1996
                                          ----------------------------------------------------------------------
                                            First          Second          Third          Fourth
                                          Quarter          Quarter        Quarter        Quarter          Year
                                          -------          -------        -------        -------          ----
     Revenues                             $13,371          $13,689         $14,045        $13,402        $54,507
                                           ======           ======          ======         ======         ======

     Gross Profit(1)                      $ 5,491          $ 5,838         $ 6,034        $ 5,382        $22,745
                                           ======           ======          ======         ======         ======

     Net Income                           $   529          $   612         $   784        $    71        $ 1,996
                                           ======           ======          ======         ======         ======

     Net Income per share                 $   .13          $   .15         $   .18        $   .02        $   .47
                                           ======           ======          ======         ======         ======

     Weighted average number of shares      4,140            4,107           4,277          4,353          4,219
                                           ======           ======          ======         ======         ======

(1)  Represents revenues less cost of services.

(2) Includes a one-time charge of $239,000, net of tax benefit ($.05 per share), for the write-off of costs related to the terminated merger agreement with HPS.

                                                                Schedule II

                          HEALTH RISK MANAGEMENT, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                             Balance at     Charged to     Charged to                   Balance at
                                            Beginning of     Costs and       Other                        End of
                                               Period        Expenses       Accounts     Deductions       Period
                                            ------------    -----------     ----------   ----------    -------------

Year ended June 30, 1997:
   Allowance for uncollectible accounts          $200,000       $127,014                   $67,014(1)       $260,000

Year ended June 30, 1996:
   Allowance for uncollectible accounts          $300,000       $241,725                  $341,725(1)       $200,000

Year ended June 30, 1995:
   Allowance for uncollectible accounts          $150,000       $333,000                  $183,000(1)       $300,000

----------------
(1)  Uncollectible accounts written off.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HEALTH RISK MANAGEMENT, INC.

October 13, 1997                       By: /s/ Gary T. McIlroy, M.D.
                                           Gary T. McIlroy, M.D.
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

October 13, 1997                      By: /s/ Gary T. McIlroy, M.D.
                                           Gary T. McIlroy, M.D.
                                           Chairman of the Board, Chief
                                           Executive Officer and Director
                                           (principal executive officer)

October 13, 1997                      By: /s/ Marlene Travis
                                           Marlene Travis
                                           President, Secretary, Chief Operating
                                           Officer and Director

October 13, 1997                      By: /s/ Thomas P. Clark
                                           Thomas P. Clark
                                           Senior Vice President, Finance and
                                           Chief Financial Officer (principal
                                           financial officer and  principal
                                           accounting officer)

October 13, 1997                      By: /s/ Vance Kenneth Travis
                                           Vance Kenneth Travis, Director

October 13, 1997                      By: /s/ Gary L. Damkoehler
                                           Gary L. Damkoehler, Director

October 13, 1997                      By: /s/ Raymond G. Schultze, M.D.
                                           Raymond G. Schultze, M.D., Director

October 13, 1997                      By: /s/ Ronald R. Hahn
                                           Ronald R. Hahn, Director

October 13, 1997                      By: /s/ Robert L. Montgomery
                                           Robert L. Montgomery, Director

                                 EXHIBIT INDEX
                                 -------------

     3.1 Amended and Restated Articles of Incorporation, as amended to date -- incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (SEC File No. 0-18902).

     3.2  Composite Bylaws of the Company, as of May 17, 1997.

     4.1  Specimen  form  of  the   Company's   Common  Share   Certificate   --
          incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (SEC File No. 33-37595).

     4.2 Amended and Restated Articles of Incorporation, as amended to date (see Exhibit 3.1).

     4.3  Composite Bylaws of the Company, as of May 17, 1997 (see Exhibit 3.2).

     4.4 Rights Agreement dated as of April 4, 1997 between health Risk Management, Inc. and Norwest Bank Minnesota, N.A. as Rights Agent, together with the following exhibits thereto:

         (a)  Certificate of Designations of Series A Preferred Stock,
         (b)  Summary of Rights to Purchase Shares of Series A Preferred Stock,
         (c)  Form of Rights Certificate --

          incorporated by reference to Exhibit 1 to the Company's Form 8-A Registration Statement filed April 10, 1997 (SEC File No. 0-18902).

     10.1 Lease Agreement dated August 14, 1987 between The Mutual Insurance Company of New York and Health Risk Management, Inc., as amended by First Amendment to Lease dated June 25, 1990, related to the Company's offices at 7900 West 78th Street, Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (SEC File No. 33-37595).

     10.2 Lease Agreement dated August 14, 1987 between The Mutual Insurance Company of New York and Health Risk Management, Inc., as amended by First Amendment to Lease dated October 8, 1987 and Second Amendment to Lease dated June 25, 1990, related to the Company's offices at 8000 West 78th Street, Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (SEC File No. 33-37595).

     10.3fEmployment  Agreement  dated as of June 20, 1996  between  Health Risk
          Management, Inc. and Dr. Gary T. McIlroy -- incorporated by refernce to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

     10.4fSplit Dollar  Agreement  dated as of June 5, 1991 between  Health Risk
          Management, Inc. and Dr. Gary T. McIlroy and the Amendment to Split Dollar Agreement dated July 28, 1992 between Health Risk Management, Inc. and Gary T. McIlroy -- incorporated by refernce to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

     10.5fEmployment  Agreement  dated as of June 21, 1996  between  Health Risk
          Management,  Inc. and Marlene O. Travis -- incorporated by refernce to
          Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

--------------
f Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.

     10.6fSplit Dollar  Agreement  dated as of June 5, 1991 between  Health Risk
          Management, Inc. and Marlene O. Travis and the Amendment to Split Dollar Agreement dated July 28, 1992 between Health Risk Management, Inc. and Marlene O. Travis -- incorporated by refernce to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

     10.7fEmployment   Agreement   dated  June  21,  1996  between  Health  Risk
          Management,  Inc. and Thomas P. Clark --  incorporated  by refernce to
          Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

     10.8fSplit Dollar  Agreement  dated as of September 1, 1991 between  Health
          Risk Management, Inc. and Thomas P. Clark -- incorporated by refernce to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

     10.9fHealth Risk Management, Inc. 1990 Stock Option Plan -- incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (SEC File No. 33-37595).

     10.10f Form of Stock  Option  Agreement  to be used  pursuant to 1990 Stock
          Option Plan -- incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991 (SEC File No. 0-18902).

     10.11Second  Amendment  to  Lease  dated  January  8,  1992  for the  Lease
          Agreement dated August 14, 1987 between The Mutual Life Insurance Company of New York and Health Risk Management, Inc., related to the Company's offices at 7900 West 78th Street, Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended june 30, 1992 (SEC File No. 0-18902).

     10.12Third  Amendment  to  Lease  dated  January  8,  1992  for  the  Lease
          Agreement dated August 14, 1987 between The Mutual Life Insurance Company of New York and Health Risk Management, Inc., related to the Company's offices at 8000 West 78th Street, Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

     10.13f Amended and Restated 1992 Long-Term Incentive Plan.

     10.14f Form of Non-Employee Director Initial/Annual Option Agreement under the 1992 Long-Term Incentive Plan -- incorporated by reference to
          Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

     10.15f Form of Non-Employee  Director  Elective Option  Agreement under the
          1992 Long-Term  Incentive Plan -- incorporated by reference to Exhibit
          10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

     10.16f Form of Incentive  Stock Option  Agreement  under the 1992 Long-Term
          Incentive Plan -- incorporated by reference to Exhibit 10.32 to theCompany's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

     10.17f  Form  of  Non-Qualified  Stock  Option  Agreement  under  the  1992
          Long-Term Incentive Plan -- incorporated by reference to Exhibit 10.33 to theCompany's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).
--------------
f Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.

     10.18f Form of Performance  Unit Award under the 1992  Long-Term  Incentive
          Plan -- incorporated by reference to Exhibit 10.34 to theCompany's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

     10.19f  Deferred   Compensation  Plan  for  Directors  --  incorporated  by
          reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

     10.20f Executive Incentive Plan -- incorporated by reference to the description of such Plan as set forth under "Compensation Pursuant to Plans - Executive Incentive Plan" in the Company's Proxy Statement for its 1992 Annual Meeting of Shareholders (SEC File No. 0-18902).

     10.21Lease  Agreement  dated  January 11, 1993  between  Thomas L.  Koster,
          Inc., d/b/a/ Realvesco Properties and Health Risk Management, Inc., as amended by First Amendment to Lease Agreement dated January 29, 1993, related to the Company's offices at 5250 Lovers Lane, Portage, Michigan -- incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (SEC File No. 0-18902).

     10.22Second Amendment to Lease dated July 22, 1997 for the Lease Agreement dated January 11, 1993 between Thomas L. Koster, Inc., d/b/a/ Realvesco Properties and Health Risk Management, Inc., related to the Company's offices at 5250 Lovers Lane, Portage, Michigan.

     10.23Fourth Amendment to Lease dated July 12, 1993 for the Lease Agreement dated August 14, 1987 between The Mutual Life Insurance Company of New York and Health Risk Management, Inc., related to the Company's offices at 7900 and 8000 West 78th Street, Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (SEC File No. 0-18902).

     10.24Fifth  Amendment  to Lease dated May 12, 1994 for the Lease  Agreement dated August 14, 1987 between The Mutual Life Insurance Company of New York and Health Risk Management, Inc., related to the Company's offices at 8000 West 78th Street, Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (SEC File No. 0-18902).

     10.25Sixth  Amendment  to  Lease  dated  October  18,  1995  for the  Lease
          Agreement dated August 14, 1987 between The Mutual Life Insurance Company of New York and Health Risk Management, Inc., related to the Company's offices at 8000 West 78th Street, Minneapolis, Minnesota.

     10.26Third  Amendment  to Lease dated May 12, 1994 for the Lease  Agreement dated August 14, 1987 between The Mutual Life Insurance Company of New York and Health Risk Management, Inc., related to the Company's offices at 7900 West 78th Street, Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (SEC File No. 0-18902).

     10.27Fourth  Amendment  to Lease  dated  October  18,  1995  for the  Lease
          Agreement dated August 14, 1987 between The Mutual Life Insurance Company of New York and Health Risk Management, Inc., related to the Company's offices at 7900 West 78th Street, Minneapolis, Minnesota.
--------------
f Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.

     10.28Revolving  Credit and Term Loan Agreement  dated June 24, 1994 between
          First Bank National Association and Health Risk Management, Inc. -- incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (SEC File No. 0-18902).

     10.29First  Amendment to  Revolving  Credit and Term Loan  Agreement  dated
          March 31, 1995 for the Revolving Credit and Term Loan Agreement dated June 24, 1994 between First Bank National Association and Health Risk Management, Inc. -- incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (1994 (SEC File No. 0-18902).

     10.30Second  Amendment to Revolving  Credit and Term Loan  Agreement  dated
          January 19, 1996 for the Revolving Credit and Term Loan Agreement dated June 24, 1994 between First Bank National Association and Health Risk Management, Inc. -- incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

     10.31Third  Amendment to  Revolving  Credit and Term Loan  Agreement  dated
          January 31, 1997 for the Revolving Credit and Term Loan Agreement dated June 24, 1994 between First Bank National Association and Health Risk Management, Inc.

     10.32Security Agreement dated June 24, 1994 relating to Revolving Credit and Term Loan Agreement of same date -- incorporated by reverence to
          Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (SEC File No. 0-18902).

     10.33Managed  Health Care  Service  Agreement  dated April 4, 1994  between
          Health Risk Management, Inc. and Hospital Corporation of America, as amended by Amendment No. 1 to the Managed Health Care Service Agreement dated May 11, 1995 between Health Risk Management, Inc. and Columbia/HCA Healthcare Corporation -- incorporated by reference to
          Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (SEC File No. 0-18903).

     10.34Second  Amendment to Managed Health Care Service  Agreement  effective
          January 1, 1996 for the Managed Health Care Service Agreement dated April 4, 1994 between Health Risk Management, Inc. and Columbia/HCA Healthcare Corporation -- incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18903).

     10.35Claim  Administration  Service  Agreement  dated April 4, 1994 between
          Health Risk Management, Inc. and Hospital Corporation of America, as amended by Amendment No. 1 to the Claim Administration Service Agreement dated May 11, 1995 between Health Risk Management, Inc. and Columbia/HCA healthcare Corporation -- incorporated by reference to
          Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (SEC File No. 0-18903).

     10.36Second Amendment to Claim  Administration  Service Agreement effective
          January 1, 1996 for the Claim Administration Service Agreement dated April 4, 1994 between Health Risk Management, Inc. and Columbia/HCA Healthcare Corporation -- incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18903).
--------------
f Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.

     10.37Lease Agreement dated May 26, 1989 between The Hornet Group and Health
          Program Managers, Inc. related to the Company's offices at 7801 Folsom Boulevard, Sacramento, California and First Amendment to Lease Agreement dated December 12, 1994 between the Hornet Group and Health Program Managers, Inc -- incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18903).

     10.38Managed Care Service  Agreement  dated October 29, 1996 between Health
          Risk Management, Inc. and Keystone Mercy Health Plan.

     10.39QualityFIRST(R)License  Agreement  dated July 11, 1996 between  Health
          Risk Management, Inc. and Keystone Mercy Health Plan.

     10.40Amendment No. 1 to the Managed Care Service  Agreeement between Health
          Risk Management, Inc. and Keystone Mercy Health Plan effective October 1, 1997.

     11.  Statement of computation of earnings per share.

     21.  List of subsidiaries.

     23.  Consent of Independent Auditors.

     27.  Financial Data Schedule (filed in electronic format only).