Form 10-Q
period 1997-09-30
HEALTH RISK MANAGEMENT INC /MN/
filed 1997-10-31
CIK 869486

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                       --
              (Former name, former address and former fiscal year,
                          if changed since last report

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

The number of shares of Common Stock, par value $.01 per share, outstanding on October 24, 1997 was 4,502,019.

                          HEALTH RISK MANAGEMENT, INC.

                                      INDEX


Part I.  Financial Information                                    Page Number

     Item 1. Financial Statements (Unaudited)

     Consolidated Balance Sheets -- at September 30, 1997
      and June 30, 1997..................................................3

     Consolidated Statements of Net Income for the three months ended September 30, 1997 and 1996..................................4

     Consolidated Statements of Cash Flows for the three months ended September 30, 1997 and 1996..................................5

     Notes to Consolidated Financial Statements..........................6

     Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations....................7-9


Part II.  Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders.......10

     Item 6.  Exhibits and Reports on Form 8-K..........................10


Signatures..............................................................11

Exhibit Index...........................................................12

Exhibit 11..............................................................13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          HEALTH RISK MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS

                                                                                 September 30,
                                                                                      1997             June 30,
                                                                                  (Unaudited)            1997
                                                                                 -----------------   ---------------

Current assets:
   Cash and cash equivalents                                                        $     2,998        $    5,349
   Accounts receivable-net of allowance for doubtful accounts of $287
     and $260 at September 30, 1997 and June 30, 1997, respectively                       6,793             5,257
   Unbilled receivables                                                                   6,662             7,110
   Deferred income taxes                                                                    385               350
   Other                                                                                  1,074               989
                                                                                 -----------------   ---------------
     Total current assets                                                                17,912            19,055
Computer software costs, net of amortization of $13,928 and $12,782 at
   September 30, 1997 and June 30, 1997, respectively                                    21,399            20,385
Property and equipment less accumulated depreciation of $11,849
   and $11,103 at September 30, 1997 and June 30, 1997, respectively                      8,974             9,215
Contract rights, net of amortization of $955 and $914 at
   September 30, 1997 and June 30, 1997, respectively                                       852               893
Other assets                                                                              2,142             2,175
                                                                                 -----------------   ---------------
                                                                                    $    51,279        $   51,723
                                                                                 =================   ===============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $     1,089        $    1,645
   Accrued expenses                                                                       2,640             3,018
   Unearned revenues                                                                      3,744             3,826
   Current maturities of notes payable                                                    1,089             1,134
   Current portion of capitalized equipment leases                                          802               854
                                                                                 -----------------   ---------------
     Total current liabilities                                                            9,364            10,477

Deferred income taxes                                                                     4,099             3,715
Long-term portion of notes payable                                                        1,897             2,166
Long-term portion of capitalized equipment leases                                         1,150             1,321
Commitments
Shareholders' equity:
   Undesignated shares, $.01 par value, 9,750,000 authorized, none issued
   Series A preferred shares, $.01 par value, 300,000 authorized, none issued
   Common shares, $.01 par value, 20,000,000 shares authorized,
     4,500,519 and 4,478,245 shares issued and outstanding at
     September 30, 1997 and June 30, 1997, respectively                                      45                45
   Additional paid-in capital                                                            31,098            30,945
   Retained earnings                                                                      3,626             3,054
                                                                                 -----------------   ---------------
     Total shareholders' equity                                                          34,769            34,044
                                                                                 -----------------   ---------------
                                                                                   $     51,279            51,723
                                                                                 =================   ===============

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF NET INCOME
                                   (Unaudited)

                 (in thousands, except share and per share data)

                                                                              Three Months Ended
                                                                                 September 30,
                                                                        ----------------------------------
                                                                             1997              1996
                                                                        -----------------  ---------------

Revenues                                                                  $    16,694       $   14,395

Operating expenses:
   Cost of services                                                            10,902            8,648
   Depreciation and amortization, principally cost of services                  1,977            1,726
   Selling and marketing                                                        1,513            1,908
   Administration                                                               1,320            1,291
                                                                        -----------------  ---------------
     Total operating expenses                                                  15,712           13,573
                                                                        -----------------  ---------------

Operating income                                                                  982              822

Other income (expense):
   Interest income                                                                 63               44
   Interest expense                                                              (121)            (146)
                                                                        -----------------  ---------------
       Total other income (expense)                                               (58)            (102)
                                                                        -----------------  ---------------
Income before income taxes                                                        924              720

Provision for income taxes:
   Current                                                                          3                4
   Deferred                                                                       349              278
                                                                        -----------------  ---------------
       Total income taxes                                                         352              282
                                                                        -----------------  ---------------

Net income                                                                $       572       $      438
                                                                        =================  ===============

Net income per common and common equivalent share                         $       .12       $      .10
                                                                        =================  ===============

Weighted average common and common equivalent shares                        4,636,000        4,356,000
                                                                        =================  ===============

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (in thousands)

                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                  ----------------------------------
                                                                                       1997               1996
                                                                                  ---------------    ---------------

Cash flows from operating activities:
   Net income                                                                      $      572         $       438
   Adjustments  to  reconcile  net  income  to net cash
     provided  by  operating activities:
       Depreciation                                                                       746                636
       Amortization                                                                      1231              1,090
       Provision for deferred income tax                                                  349                278
       Changes in operating assets and liabilities:
         Accounts receivable                                                           (1,536)             1,063
         Unbilled receivables                                                             448               (806)
         Other assets                                                                     (96)              (339)
         Accounts payable                                                                (448)              (498)
         Accrued expenses                                                                (378)              (640)
         Unearned revenues                                                                (82)               529
                                                                                  ---------------    ---------------
Net cash provided by operating activities                                                 806              1,751

Cash flows from investing activities:
   Acquisition of assets, net of cash acquired                                             --               (139)
   Property and equipment                                                                (613)              (615)
   Capitalized software                                                                (2,160)            (1,488)
                                                                                  ---------------    ---------------
Net cash used in investing activities                                                  (2,773)            (2,242)

Cash flows from financing activities:
   Principal payments on notes payable                                                   (314)              (342)
   Principal payments on capital leases                                                  (223)              (273)
   Issuance of common shares                                                              153                277
                                                                                  ---------------    ---------------
Net cash used in financing activities                                                    (384)              (338)
                                                                                  ---------------    ---------------

Decrease in cash                                                                       (2,351)              (829)
Cash and cash equivalents at beginning of period                                        5,349              3,347
                                                                                  ---------------    ---------------

Cash and cash equivalents at end of period                                        $     2,998         $    2,518
                                                                                  ===============    ===============

Supplemental disclosures:
Interest paid                                                                     $       121         $      146
Income taxes paid                                                                           2                  7
Equipment acquired under capital lease                                                      0                  0

                          HEALTH RISK MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The unaudited consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended June 30, 1997. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the June 30, 1997 audited financial statements have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto.

2.   Computer software and database development costs

                                                                     September 30,
                                                                         1997             June 30,
                                                                      (Unaudited)           1997
                                                                  ----------------  ------------------
                                                                             (in thousands)
Computer software and database development costs consist if the following:

   Computer Software (AutoPILOT(TM))
             Cost                                                  $       13,919     $        12,932
             Less accumulated amortization                                  5,662               5,177
                                                                  ----------------  ------------------
                      Net book value                                        8,257               7,755
   Claim Administration Software
             Cost                                                           7,899               7,601
             Less accumulated amortization                                  3,101               2,913
                                                                  ----------------  ------------------
                      Net book value                                        4,798               4,688
   Guidelines, Protocols and Medical Analysis Software
             Cost                                                          13,509              12,634
             Less accumulated amortization                                  5,165               4,692
                                                                  ----------------  ------------------
                      Net book value                                        8,344               7,942
                                                                  ================  ==================
    Computer Software and Database Development Costs               $       21,399     $        20,385
                                                                  ================  ==================

Amortization of these costs was as follows for the three month period ended September 30, 1997 and the year ended June 30, 1997:

                                                                        Three Months
                                                                            Ended
                                                                        September 30,       Year Ended
                                                                            1997             June 30,
                                                                         (Unaudited)           1997
                                                                       ----------------  ------------------
                                                                                 (in thousands)

        Computer Software (AutoPILOT(TM))                              $       485        $      1,791
        Claim Administration Software                                          188                 735
        Guidelines, Protocols and Medical Analysis Software                    473               1,617
                                                                      ----------------  ------------------
                Amortization Expense                                   $     1,146        $      4,143
                                                                      ================  ==================

3.   Earnings Per Share

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


                                   Current Standards
                                   -----------------             FAS 128
                                               Fully       ---------------------
                                   Primary    Diluted      Basic         Diluted
                                   -------    -------      -----         -------
Three months ended September 30,
       1997                         $ .12      $ .12       $ .13         $ .12
       1996                         $ .10      $ .10       $ .10         $ .10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of total revenue for the three months ended September 30, 1997 and 1996 and the fiscal year ended June 30, 1997.

                                                                                                           Year
                                                                           Three Months Ended              Ended
                                                                              September 30,              June 30,
                                                                       ----------------------------
                                                                          1997           1996             1997
                                                                       ------------    -------------    -------------

Revenues                                                                   100.0%         100.0%           100.0%
                                                                       =============   =============    =============
Operating expenses:
         Cost of services                                                  65.3%           60.1%            60.0%
         Depreciation and amortization, principally cost of services       11.8%           12.0%            12.2%
         Selling and marketing                                              9.1%           13.2%            11.7%
         Administration                                                     7.9%            9.0%             9.1%
         Merger costs                                                       0.0%            0.0%             0.6%
                                                                       -------------   -------------    -------------
                  Total operating expenses:                                94.1%           94.3%            93.6%
                                                                       -------------   -------------    -------------

Income from operations                                                      5.9%            5.7%             6.4%

Other income (expense):
         Interest income                                                    0.3%            0.3%             0.3%
         Interest expense                                                  (0.7)%          (1.0)%           (0.9)%
                                                                       -------------   -------------    -------------
                  Total other income (expense)                             (0.4%)          (0.7)%           (0.6)%

Income before taxes                                                         5.5%            5.0%             5.8%
Income taxes                                                               (2.1)%          (2.0)%           (2.2)%
                                                                       -------------   -------------    -------------
Net income                                                                  3.4%            3.0%             3.6%
                                                                       =============   =============    =============

Revenues: Revenues for the three months ended September 30, 1997 increased $2,299,000 (16%) over the corresponding period of the prior year (from $14,395,000 to $16,694,000). This increase is primarily attributable to net increases in the number of clients and covered participants enrolled in the Company's healthcare management services, sales of additional services to existing clients, and increased sales of the QualityFIRST healthcare practice guidelines. Revenues for fiscal 1997 and the first quarter of fiscal 1998 reflect the resolution of certain financial matters with a large client resulting in an amended contract in October, 1997.

Following is the approximate breakout of revenue by class of similar service categories:

                                                    Three Months Ended
                                                      September 30,                          Change
                                             ---------------------------------   -------------------------------
                                                  1997              1996            Amount             %
                                             ---------------   ---------------   ---------------   -------------

Care review and case management                $  7,615,000       $ 5,761,000      $1,854,000             32%
Price control                                       859,000         1,116,000       (257,000)           (23)%
Claim administration services                     6,286,000         5,730,000         556,000             10%
Information management                            1,934,000         1,788,000         146,000              8%
                                             ===============   ===============   ===============   =============
                                                $16,694,000       $14,395,000      $2,299,000             16%
                                             ===============   ===============   ===============   =============

There are variations in revenue by class because clients purchasing services may choose all or a portion of these services, and this varies from client to client and period to period.

Revenues for care review and case management services increased 32%, or $1,854,000, from the first quarter of fiscal 1997 to fiscal 1998 (from $5,761,000 to $7,615,000). The increase in fiscal 1998 was mainly the result of added revenues in the HMO unit.

Revenues for price control services decreased 23%, or $257,000, from the first quarter of fiscal 1997 to fiscal 1998 (from $1,116,000 to $859,000). The decrease in fiscal 1998 was mainly the result of a decrease in the customer base using the negotiations and bill review service.

Claim administration services revenues increased 10%, or $556,000, from the first quarter of fiscal 1997 to fiscal 1998 (from $5,730,000 to $6,286,000) because of increased interest in HRM's comprehensive services.

Information management revenues increased 8%, or $146,000, from the first quarter of fiscal 1997 to fiscal 1998 (from $1,788,000 to $1,934,000). In fiscal 1996, fiscal 1997, the first quarter of fiscal 1997, and the first quarter of fiscal 1998, revenues of $4,910,000, $7,577,000, $1,756,000, and $1,893,000,
respectively, were related to QualityFIRST(R) software and system licensing.

Cost of Services: Cost of services increased 26% from the first quarter of fiscal 1997 to fiscal 1998 (from $8,648,000 to $10,902,000). As a percentage of revenues, cost of services increased from 60% in fiscal 1997 to 65% in fiscal 1998 because the Company staffing for the quarter increased as a result of a large HMO's expansion of membership and services.

Depreciation and Amortization: Depreciation and amortization expenses increased 15% from the first quarter of fiscal 1997 to fiscal 1998 (from $1,726,000 to $1,977,000), but remained unchanged as a percentage of revenues at 12%. The increase was primarily the result of depreciation on additional computer, telephone and office equipment, and amortization of additional software and contract costs. Approximately 92% of depreciation and amortization expense is related to cost of services.

Selling and Marketing: Selling and marketing expenses decreased 21% from the first quarter of fiscal 1997 to fiscal 1998 (from $1,908,000 to 1,513,000). The decrease in fiscal 1998 was due primarily to decreased marketing, sales and account management personnel, sales commissions and travel expenses because of personnel lost as a result of the attempted 1997 merger. Selling and marketing expenses as a percentage of revenues decreased to 9% in the first quarter of fiscal 1998 from 13% in the first quarter of fiscal 1997.

Administration: Administration expenses increased 2% from the first quarter of fiscal 1997 to fiscal 1998 (from $1,291,000 to $1,320,000), and decreased as a percentage of revenues from 9% to 8%. The increase in administration expenses in the first quarter of fiscal 1998 was due to increased expense for staff, and other expenses, including salaries, bad debts, training programs and insurance.

Interest: Interest income was $63,000 and $44,000 for the first quarter of fiscal 1998 and fiscal 1997, respectively. The income resulted from available funds invested in short-term investments. Interest expense decreased 17% from the first quarter of fiscal 1997 to fiscal 1998 (from $146,000 to $121,000, respectively) and decreased as a percentage of revenues from 1.0% to 0.7%.

Income Taxes: Income taxes increased in the first quarter of fiscal 1998 from fiscal 1997 by $70,000. It is expected that the fiscal year 1998 effective tax rate will approximate the 39% rate of fiscal 1997.


Liquidity and Capital Resources

The Company's cash flow from operations was $1,751,000 and $806,000 for the first three months of fiscal 1997 and 1998, respectively. Cash flow from operating activities was greater than net income because non-cash charges such as depreciation and amortization exceeded the net changes in operating assets and liabilities for the first three months of fiscal 1997 and fiscal 1998. Cash has been used to invest in software and program enhancements ($1,488,000 and $2,160,000 in the first three months of fiscal 1997 and fiscal 1998, respectively). In addition, the Company acquired property and equipment, including acquired assets, of $754,000 and $613,000 for the first three months of fiscal 1997 and 1998, respectively. The Company expects to continue its expansion and will acquire property and equipment, enhance software and products, and develop products.

The Company has a net operating loss carryforward for income tax purposes in excess of $14,100,000 as of June 30, 1997, which can be used to reduce the cash flow necessary to pay taxes.

The Company's cash position at September 30, 1997 was $2,998,000 as compared to $5,349,000 at June 30, 1997. The Company also used approximately $615,000 and $537,000 for the first three months of fiscal 1997 and 1998, respectively, to repay principal on notes payable and capital leases, net of proceeds. The Company received $277,000 and $153,000 during the first quarter of fiscal 1997 and fiscal 1998, respectively, from stock option exercises for common stock. The Company's current ratio was approximately 1.9 and 1.8 at September 30, 1997 and June 30, 1997. The Company's working capital was $8,548,000 and $8,578,000 at September 30, 1997 and June 30, 1997, respectively.

The Company believes that its cash and cash flow from operations, together with credit facilities which the Company has obtained, will be sufficient to finance the Company's anticipated, normal expansion in fiscal 1998. The Company has a term loan (principal balance of $917,000 as of September 30, 1997) with its bank due June 30, 1999 and a revolving credit facility expiring January 31, 1998 under which the Company may borrow up to $3,750,000. The Company had available $1,691,000 under the $3,750,000 revolving credit facility at September 30, 1997. The revolving credit and term loan are secured by liens on the assets of the Company.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of the Company's shareholders was held on Tuesday, June 17, 1997.

     (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected.

     (c) At the Annual Meeting the following matters were voted upon:

          (i) The following persons were elcted as Class B Directors for a three-year term:

              Nominee                Votes For                 Votes Withheld
              -------                ---------                 --------------

              Marlene Travis         3,633,060                   229,883
              Vance K. Travis        3,633,260                   229,683

          (ii) By a vote of 1,543,068 shares in favor, with 741,724 shares against, 87,254 shares abstaining and 1,488,897 shares represented by broker nonvotes, the shareholders approved an amendment to the Company's Amended and Restated 1992 Long-Term Incentive plan to increase the number of shares authorized for issuance thereunder from 400,000 to 800,000.

          (iii) By a vote of  3,851,533  shares  in  favor,  with  3,110  shares against and 8,300 shares abstaining, the shareholders approved the selection of Ernst & Young LLP as independent auditors for the current fiscal year.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibit 11 -- Computation of Earnings Per Common Share

         Exhibit 27 -- Financial Data Schedule (filed in electronic format only)

     (b) During the three months ended September 30, 1997, there was no report filed on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Health Risk Management, Inc.



Dated:  October 31, 1997                   By     /s/ GARY T. McILROY, M.D.
                                                  -------------------------
                                                   Gary T. McIlroy, M.D.
                                                   Chief Executive Officer



Dated:  October 31, 1997                   By     /s/ THOMAS P. CLARK
                                                  -------------------
                                                   Thomas P. Clark
                                                   Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  EXHIBIT INDEX

                                       to

                                    FORM 10-Q
                      For Quarter Ended September 30, 1997


                          HEALTH RISK MANAGEMENT, INC.

                             (SEC File No. 0-18902)


Exhibit
Number            Exhibit Description
-------           -------------------

    11            Computation of Earnings Per Share

    27            Financial Data Schedule (filed in electronic format only)