Form 10-Q
period 1997-12-31
HEALTH RISK MANAGEMENT INC /MN/
filed 1998-02-25
CIK 869486

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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

                                  ------------
              (Former name, former address and former fiscal year,
                          if changed since last report

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

         The number of shares of Common Stock, par value $.01 per share, outstanding on February 12, 1998 was 4,513,019.

                          HEALTH RISK MANAGEMENT, INC.

                                      INDEX


Part I.  Financial Information                                    Page Number

         Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets -- at December 31,1997 and
           June 30, 1997.............................................   3

         Consolidated  Statements  of Net  Income  for the  three
           months  ended December 31, 1997 and 1996 and the
           six months ended December 31, 1997 and 1996...............   4

         Consolidated Statements of Cash Flows for the six months
           ended December 31,1997 and 1996...........................   5

         Notes to Consolidated Financial Statements.................. 6-7

         Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..............8-11



Part II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K...................  12


Signatures        ...................................................  13

Exhibit Index      ..................................................  14

Exhibit 11        ...................................................  15

PART I.  FINANCIAL INFORMATION

                          HEALTH RISK MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)



                                     ASSETS
                                                                            December  31
                                                                                1997              June 30,
                                                                            (Unaudited)             1997
Current assets:
    Cash and cash equivalents                                                $     5,417     $      5,349
    Accounts receivable-net of allowance for doubtful accounts of
      $265 and $260 at December 31, 1997 and June 30, 1997, respectively           6,935            5,257
    Unbilled receivables                                                           7,250            7,110
    Deferred income taxes                                                            325              350
    Other                                                                            989              989
                                                                             -----------     ------------
        Total current assets                                                      20,916           19,055
Computer software and database development costs, net of
    amortization of $15,160 and $12,782 at December 31, 1997 and
    June 30, 1997, respectively                                                   22,077           20,385
Property and equipment less accumulated depreciation of $12,640
    and $11,103 at December 31, 1997 and June 30, 1997, respectively               8,550            9,215
Contract rights, net of amortization of $997 and $914 at December 31,
    1997 and June 30, 1997, respectively                                             813              893
Other assets                                                                       2,137            2,175
                                                                             -----------     ------------
                                                                             $    54,493     $     51,723
                                                                             ===========     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                         $     1,313     $      1,645
    Accrued expenses                                                               3,254            3,018
    Unearned revenues                                                              3,849            3,826
    Current maturities of  notes payable                                           1,429            1,134
    Current portion of capitalized equipment leases                                  758              854
                                                                             -----------     ------------
        Total current liabilities                                                 10,603           10,477

Deferred income taxes                                                              4,433            3,715
Long-term portion of notes payable                                                 3,027            2,166
Long-term portion of capitalized equipment leases                                    979            1,321
Commitments
Shareholders' equity:
    Undesignated shares, $.01 par value, 9,750,000 authorized, none issued
    Series A preferred shares, $.01 par value, 300,000 auhtorized, none issued
    Common shares, $.01 par value, 20,000,000 shares authorized, 4,505,819 and 4,478,245 shares issued and outstanding at
        December 31, 1997 and June 30, 1997, respectively                             45               45
    Additional paid-in capital                                                    31,135           30,945
    Retained earnings                                                              4,271            3,054
                                                                             -----------     ------------
        Total shareholders' equity                                                35,451           34,044
                                                                             -----------     ------------
                                                                             $    54,493     $     51,723
                                                                             ===========     ============



                          HEALTH RISK MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF NET INCOME
                                  (Unaudited)

                     (in thousands, except per share data)


                                               Three Months Ended                        Six Months Ended
                                                  December 31,                              December 31,
                                             1997             1996                    1997              1996

Revenues                                $    17,687         $  15,597             $   34,381         $  29,992

Operating expenses:
    Cost of services                         11,446             9,159                 22,348            17,807
    Depreciation and amortization,
        principally cost of services          2,108             1,851                  4,085             3,577
    Selling and marketing                     1,675             1,948                  3,188             3,856
    Administration                            1,383             1,422                  2,703             2,713
                                        -----------        ----------             ----------         ---------
        Total operating expenses             16,612            14,380                 32,324            27,953
                                        -----------        ----------             ----------         ---------

Operating income                              1,075             1,217                  2,057             2,039

Other income (expense):
    Interest income                              73                31                    136                75
    Interest expense                           (106)             (116)                  (227)             (262)
                                        -----------        ----------             ----------         ---------
        Total other income (expense)            (33)              (85)                   (91)             (187)
                                        -----------        ----------             ----------         ---------
Income before income taxes                    1,042             1,132                  1,966             1,852

Provision for income taxes:
    Current                                       3                 6                      6                10
    Deferred                                    394               429                    743               707
                                        -----------        ----------             ----------         ---------
        Total income taxes                      397               435                    749               717
                                        -----------        ----------             ----------         ---------
Net income                              $       645        $      697             $    1,217         $   1,135
                                        ===========        ==========             ==========         =========
Net income  per common share:
    Basic                               $      0.14        $     0.17             $     0.27         $    0.27
                                        ===========        ==========             ==========         =========
    Diluted                             $      0.14        $     0.16             $     0.26         $    0.26
                                        ===========        ==========             ==========         =========
Weighted average number of
common and common equivalent
shares outstanding:
    Basic                                     4,502             4,222                  4,499             4,202
                                        ===========        ==========             ==========         =========
    Diluted                                   4,639             4,431                  4,638             4,393
                                        ===========        ==========             ==========         =========


                          HEALTH RISK MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (in thousands)


                                                                      Six Months Ended
                                                                        December 31,
                                                                   1997                1996
Cash flows from operating activities:
    Net income                                                  $   1,217         $     1,135
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation                                            1,537               1,323
            Amortization                                            2,548               2,254
            Provision for deferred income tax                         743                 707
            Changes in operating assets and liabilities:
                Accounts receivable                                (1,678)              1,286
                Unbilled receivables                                 (140)             (2,704)
                Other assets                                          (52)               (530)
                Accounts payable                                     (271)               (474)
                Accrued expenses                                      236                 253
                Unearned revenues                                      23                 555
                                                               ----------         -----------
Net cash provided by operating activities                           4,163               3,805

Cash flows from investing activities:
    Acquisitions of assets, net of cash acquired                       --                (139)
    Property and equipment, net of disposals                         (933)             (1,294)
    Capitalized software and database development costs            (4,070)             (3,188)
                                                               ----------         -----------
Net cash used in investing activities                              (5,003)             (4,621)

Cash flows from financing activities:
    Proceeds from notes payable                                     1,750               1,275
    Principal payments on notes payable                              (594)               (610)
    Principal payments on capital leases                             (438)               (516)
    Issuance of common shares                                         190                 311
                                                               ----------         -----------
Net cash provided in financing activities                             908                 460


Increase (decrease) in cash                                            68                (356)
Cash and cash equivalents at beginning of period                    5,349               3,347
                                                               ----------         -----------
Cash and cash equivalents at end of period                     $    5,417         $     2,991
                                                               ==========         ===========
Supplemental disclosures:
    Interest paid                                              $      227         $       262
    Income taxes paid                                                  11                  11



                          HEALTH RISK MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The unaudited interim consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest fiscal year ended June 30, 1997. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the June 30, 1997 audited consolidated financial statements have been omitted from these interim consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto.

2.   Computer software costs


                                                                             December 31,
                                                                                 1997                 June 30,
                                                                             (Unaudited)               1997
                                                                                        (in thousands)
         Computer software costs consist of the following:

              Computer Software (AutoPILOT(TM))
                  Cost                                                      $     14,743           $        12,932
                  Less accumulated amortization                                    6,181                     5,177
                                                                           -------------           ---------------
                      Net book value                                               8,562                     7,755
              Claim Administration Software
                  Cost                                                             8,209                     7,601
                  Less accumulated amortization                                    3,295                     2,913
                                                                           -------------           ---------------
                      Net book value                                               4,914                     4,688
              Guidelines, Protocols and Medical Analysis Software
                  Cost                                                            14,285                    12,634
                  Less accumulated amortization                                    5,684                     4,692
                                                                           --------------          ---------------
                      Net book value                                                8,601                    7,942
                                                                           --------------          ---------------
              Computer Software and Database Development Costs             $       22,077          $        20,385
                                                                            =============           ==============

         Amortization  of these costs was as follows for the six month  period  ended  December 31, 1997 and the year ended June 30,
         1997:




                                                                             Six Months
                                                                                Ended
                                                                          December 31, 1997          Year Ended
                                                                             (Unaudited)            June 30, 1997
                                                                                      (in thousands)

              Computer Software (AutoPILOT(TM))                              $     1,004           $         1,791
              Claim Administration Software                                          382                       735
              Guidelines, Protocols and Medical Analysis Software                    992                     1,617
                                                                           ---------------         -----------------
                  Amortization Expense                                     $       2,378           $         4,143
                                                                            =============           ===============


3.       Earnings per share

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

4.       Segment Reporting

         In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) which is effective for fiscal years beginning after December 15, 1997. Accordingly, the Company plans to adopt SFAS No. 131 in the fiscal year ending June 30, 1999. SFAS No. 131 requires that a publicly-held company report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. SFAS No. 131 also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. While the Company has reported under SFAS No. 14 that it is engaged in only one industry segment, namely, managed healthcare services, it has not yet determined the segment or other disclosure impacts of SFAS No. 131. Since SFAS No. 131 deals only with footnote disclosures, it will not have any impact on the consolidated financial results or financial condition of the Company.

5.        Comprehensive Income

          In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" (SFAS No. 130) which is effective for fiscal years beginning after December 15, 1997. Accordingly, the Company plans to adopt SFAS No. 130 in the fiscal year ending June 30, 1999. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS No. 130 is not expected to have a significant impact on the Company.

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

         The Company's expenses are comprised of its cost of services (consisting primarily of compensation of personnel, including nurses and physicians, telephone expenses, rent, costs related to the Company's computer operations, costs related to customer service, and costs related to development of new services), selling and marketing expenses (including sales commissions, advertising, and costs of marketing, sales and account management personnel), general and administration expenses (including bad debts and compensation of personnel in the corporate, finance, human resources, and general administration departments) and depreciation and amortization (including capitalized leased equipment, software costs, and deferred contract costs).

Results of Operations

         The following table sets forth certain consolidated financial data as a percentage of total revenue for the three months and the six months ended December 31, 1997 and 1996 and the fiscal year ended June 30, 1997.





                                                    Three Months                       Six Months                        Year
                                                      Ended                             Ended                            Ended
                                                     December 31,                     December 31,                      June 30,
                                             -----------------------------------------------------------------------------------
                                                1997            1996              1997          1996                      1997
                                             --------         -------           -------        ------                   -------

Revenues                                      100.00%         100.00%           100.00%        100.00%                  100.00%
                                             ========         =======           =======        =======                 ========
Operating expenses:
    Cost of services                            64.7%           58.7%             65.0%          59.4%                    60.0%
    Depreciation and amortization,
        principally cost of services            11.9%           11.9%             11.9%          11.9%                    12.2%
    Selling and marketing                        9.5%           12.5%              9.3%          12.9%                    11.7%
    Administration                               7.8%            9.1%              7.8%           9.0%                     9.1%
    Merger costs                                 0.0%            0.0%              0.0%           0.0%                     0.6%
                                             --------         -------           -------         ------                   ------
        Total operating expenses:               93.9%           92.2%             94.0%          93.2%                    93.6%
                                             --------         -------           -------         ------                   ------
Income from operations                           6.1%            7.8%              6.0%           6.8%                     6.4%

Other income (expense):
    Interest income                              0.4%            0.2%              0.4%           0.3%                     0.3%
    Interest expense                            (0.6)%          (0.7)%            (0.7)%         (0.9)%                   (0.9)%
                                             --------         -------           -------         ------                    -----
        Total other income (expense)            (0.2)%          (0.5)%            (0.3)%         (0.6)%                   (0.6)%

Income before taxes                              5.9%            7.3%              5.7%           6.2%                     5.8%

Income taxes                                    (2.3)%          (2.8)%            (2.2)%         (2.4)%                   (2.2)%
                                             --------         -------           -------         ------                    ------
Net income                                       3.6%            4.5%              3.5%           3.8%                     3.6%
                                             ========         =======           =======         ======                    ======


         Revenues: Revenues for the three months and the six months ended December 31, 1997 increased $2,090,000 (13%) and $4,389,000 (15%), respectively, over the corresponding periods of the prior year. This increase is primarily attributable to net increases in the number of clients and covered participants enrolled in the Company's healthcare management services and sales of additional services to existing clients.

         Following is the approximate breakout of revenue by class of similar service categories:



                          Three Months                                     Six Months
                             Ended                                           Ended
                          December 31,                Change               December 31,                     Change
                         -------------           --------------         -----------------              --------------
                          1997     1996          Amount      %          1997         1996              Amount       %
                         -----    -----          ------    ----         -----        ----              ------      --
Care review and
  case management     $   7,929 $  6,130        $ 1,799    29%        $ 15,544   $ 11,891             $ 3,653      31%
Price control               989    1,124           (135)  (12)%          1,848      2,240                (392)    (18)%
Claim administration
    services              6,724    6,243            481     8%          13,010     11,973               1,037       9%
Information
    management            2,045    2,100            (55)   (3)%          3,979      3,888                  91       2%
                      ---------   ------        -------    ---        --------   --------             -------     ----
                      $  17,687 $ 15,597        $ 2,090    13%        $ 34,381   $ 29,992              $4,389      15%
                      ========= ========        =======    ===        ========   ========              ======     ====




         There are variations in revenue by class because clients purchasing services may choose all or a portion of these services, and this varies from client to client and period to period.

         Revenues for care review and case management services increased 29%, or $1,799,000, from the second quarter of fiscal 1997 to fiscal 1998 (from $6,130,000 to $7,929,000), and increased 31%, or $3,653,000, from the first six months of fiscal  1997 to fiscal 1998 (from  $11,891,000  to  $15,544,000).  The increase in fiscal 1998 was mainly the result of added revenues in the HMO area.

         Revenues for price control services decreased 12%, or $135,000, from the second quarter of fiscal 1997 to fiscal 1998 (from $1,124,000 to $989,000), and decreased 18%, or $392,000, from the first six months of fiscal 1997 to fiscal 1998 (from $2,240,000 to $1,848,000). The decrease in fiscal 1998 was mainly the result of a decrease in the customer base using the negotiation and bill review services.

         Claim administration services revenues increased 8%, or $481,000, from the second quarter of fiscal 1997 to fiscal 1998 (from $6,243,000 to $6,724,000), and increased 9%, or $1,037,000 from the first six months of fiscal 1997 to fiscal 1998 (from $11,973,000 to $13,010,000) because of increased interest in HRM's comprehensive service.

         Information management revenues decreased 3%, or $55,000, from the second quarter of fiscal 1997 to fiscal 1998 (from $2,100,000 to $2,045,000), and increased 2%, or $91,000, from the first six months of fiscal 1997 to fiscal 1998 (from $3,888,000 to $3,979,000).

         Cost of Services: Cost of services increased 25% from the second quarter of fiscal 1997 to fiscal 1998 (from $9,159,000 to $11,446,000) and increased as a percentage of revenues from 59% to 65%. Cost of services increased 25% from the first six months of fiscal 1997 to fiscal 1998 (from $17,807,000 to $22,348,000) and increased as a percentage of revenues from 59% to 65%. The higher cost of services percentage was due to the Company's large HMO client's expansion of membership and services. Also, the second quarter cost of service includes costs for expansion of business with a large HMO in the third quarter of fiscal 1998, which is expected to add significantly to the Company's revenue.

         Depreciation and Amortization: Depreciation and amortization expenses increased 14% from the second quarter of fiscal 1997 to fiscal 1998 (from $1,851,000 to $2,108,000), and remained unchanged as a percentage of revenues at 12%. Depreciation and amortization expenses increased 14% from the first six months of fiscal 1997 to fiscal 1998 (from $3,577,000 to $4,085,000), but remained unchanged as a percentage of revenues at 12%. The increase was primarily the result of depreciation on additional computer, telephone and office equipment, and amortization of additional software and contract costs. Approximately 92% of depreciation and amortization expenses are related to cost of services.

         Selling and Marketing: Selling and marketing expenses decreased 14% from the second quarter of fiscal 1997 to fiscal 1998 (from $1,948,000 to $1,675,000) and decreased as a percentage of revenues from 12% to 10%. Selling and marketing expenses decreased 17% from the first six months of fiscal 1997 to fiscal 1998 (from $3,856,000 to $3,188,000) and decreased as a percentage of revenues from 13% to 9%. The decrease in fiscal 1998 was due primarily to decreased marketing, sales and account management personnel, sales commissions and travel expenses because of personnel lost as a result of the attempted 1997 merger.

         Administration: Administration expenses decreased 3% from the second quarter of fiscal 1997 to fiscal 1998 (from $1,422,000 to $1,383,000) and decreased as a percentage of revenues from 9% to 8%. Administration expenses remained essentially unchanged from the first six months of fiscal 1997 to fiscal 1998 (from $2,713,000 to $2,703,000) but decreased as a percentage of revenue from 9% to 8%. The decrease in fiscal 1998 was due primarily to decreased staff and other expenses, including salaries, bad debts, training and insurance.

         Interest: Interest income was $31,000 and $73,000 for the second quarter of fiscal 1997 and fiscal 1998, respectively, and increased as a percentage of revenues from 0.2% to 0.4%. Interest income was $75,000 and $136,000 for the first six months of fiscal 1997 and fiscal 1998, respectively, and increased as a percentage of revenues from 0.3% to 0.4%. Interest income varies with funds available to be invested in short-term investments.

         Interest expense decreased 9% from the second quarter of fiscal 1997 to fiscal 1998 (from $116,000 to $106,000) and decreased as a percentage of revenues from 0.7% to 0.6%. Interest expense decreased 13% from the first six months of fiscal 1997 to fiscal 1998 (from $262,000 to $227,000) and decreased as a percentage of revenues from 0.9% to 0.7%. Interest expense was impacted in fiscal 1998 by lower interest rates and lower average principal balances outstanding.

         Income Taxes: Income taxes decreased in the second quarter of fiscal 1997 from fiscal 1998 by $38,000, and increased in the first six months of fiscal 1997 from fiscal 1998 by $32,000. The decreases are due to lower income before income taxes. It is expected that the fiscal year 1998 effective tax rate will approximate the 39% rate of fiscal 1997.

Liquidity and Capital Resources

         The Company's cash flow from operations was $4,163,000 and $3,805,000 for the first six months of fiscal 1997 and 1998, respectively. Cash flow from operating activities was greater than net income because non-cash charges such as depreciation, amortization and the provision for deferred income taxes exceeded the net changes in operating assets and liabilities for the first six months of fiscal 1997 and fiscal 1998. Cash has been used to invest in software and program enhancements ($3,188,000 and $4,070,000 in the first six months of fiscal 1997 and fiscal 1998, respectively). In addition, the Company acquired property and equipment of $1,433,000 and $933,000 for the first six months of fiscal 1997 and 1998, respectively. The Company expects to continue its expansion and will acquire property and equipment, enhance software and products, and develop products.

         The Company had a net operating loss carryforward for income tax purposes in excess of $14,100,000 as of June 30, 1997, which can be used to reduce the cash flow necessary to pay taxes.

     The Company's cash position at December 31, 1997 was $5,417,000 as compared to $5,349,000 at June 30, 1997. The Company also used approximately $1,126,000 and $1,032,000 for the first six months of fiscal 1997 and 1998, respectively, to repay principal on notes payable and capital leases, and the Company borrowed on its line of credit $1,275,000 and $1,750,000 in fiscal 1997 and fiscal 1998, respectively. The Company received $311,000 and $190,000 during the first six months of fiscal 1997 and fiscal 1998, respectively, from stock option exercises for common stock. The Company's current ratio was approximately 1.9 and 1.8 at December 31, 1997 and June 30, 1997, respectively. The Company's working capital was $10,313,000 and $8,578,000 at December 31, 1997 and June 30, 1997,
respectively.

     The Company believes that its cash and cash flow from operations, together with credit facilities which the Company has obtained, will be sufficient to finance the Company's anticipated, normal expansion in fiscal 1998. The Company has a commitment of a revolving credit facility expiring January 31, 1999 under which the Company may borrow up to $10,000,000 of additional debt, $5,000,000 as a revolving credit facility maturing January 31, 1999 and $5,000,000 as a term loan facility which may mature up to 60 months subsequent to the advance date. The revolving credit and term loan facilities are secured by liens on the assets of the Company.


Forward Looking Statements

     Forward looking statements in this report reflected as expectations, plans, prospects or future estimates are subject to the risks and the uncertain- ties present in the Company's business and the competitive health care market- place where clients and vendors commonly experience mergers or acquisitions, reconciliations, volume fluctuations, participant enrollment fluctuations, changes in member mix or utilization levels, fixed price contracts, contract disputes, contract modificiations, contract renewals and non-renewals, various business reasons for delaying contract closings, and the operational challenges of matching case volume with optimum staffing, having fully trained staff, having computer and telephonic supported operations, and managing turnover of key employees and outsourced services to performance standards. While occurrences of these risks, and others periodically detailed in the Company's other SEC reports, cannot be predicted exactly, such occurrences can be expected to have an impact on the Company's anticipated level of revenue growth or profitability.

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit 11 -- Computation of Earnings Per Common Share

                  Exhibit 27 -- Financial Data Schedule (filed in electronic format only)

         (b) During the three months ended December 31, 1997, there was no report filed on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Health Risk Management, Inc.



Dated:  February 25, 1998                      By / s / GARY T. McILROY, M.D.
                                                        Gary T.  McIlroy, M.D.
                                                        Chief Executive Officer



Dated:  February 25, 1998                      By  / s / THOMAS P. CLARK
                                                         Thomas P. Clark
                                                         Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  EXHIBIT INDEX

                                       to

                                    FORM 10-Q
                       For Quarter Ended December 31, 1997


                          HEALTH RISK MANAGEMENT, INC.

                             (SEC File No. 0-18902)







Exhibit
Number            Exhibit Description

    11            Computation of Earnings Per Share

    27            Financial Data Schedule
                  (filed in electronic format only)