Form 10-Q
period 1998-03-31
HEALTH RISK MANAGEMENT INC /MN/
filed 1998-05-15
CIK 869486

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

The number of shares of Common Stock par value $.01 per share, outstanding on May 11, 1998 was 4,578,694.

                          HEALTH RISK MANAGEMENT, INC.

                                      INDEX

Part I.    Financial Information                                     Page Number

           Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets -- at March 31, 1998 and
                June 30, 1997..................................................3

           Consolidated  Statements  of Net  Income for the three
                months ended March 31, 1998 and 1997 and the
                nine months ended March 31, 1998 and 1997......................4

           Consolidated Statements of Cash Flows for the nine months
                ended March 31, 1998 and 1997..................................5

           Notes to Consolidated Financial Statements........................6-8

           Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............9-12


Part II.   Other Information

           Item 6.  Exhibits and Reports on Form 8-K..........................13

Signatures....................................................................14

Exhibit Index.................................................................15

Exhibit 11....................................................................16

PART I.  FINANCIAL INFORMATION

                          HEALTH RISK MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS

                                                                                   March 31,
                                                                                      1998               June 30,
                                                                                  (Unaudited)              1997
                                                                                -----------------     ---------------
Current assets:
   Cash and cash equivalents                                                    $   4,086          $    5,349
   Accounts receivable-net of allowance for doubtful accounts of
      $265 and $260 at March 31, 1998 and June 30, 1997, respectively               6,960               5,257
   Unbilled receivables                                                             7,284               7,110
   Deferred income taxes                                                              335                 350
   Other                                                                            1,063                 989
                                                                                ---------           ---------
     Total current assets                                                          19,728              19,055
Computer software costs, net of amortization of $16,459 and $12,782
     at March 31, 1998 and June 30, 1997, respectively                             22,952              20,385
Property and equipment less accumulated depreciation of $13,454 and
     $11,103 at March 31, 1998 and June 30, 1997, respectively                      8,884               9,215
Contract rights, net of amortization of $1,038 and $914 at March 31,
   1998 and June 30, 1997, respectively                                               772                 893
Other assets                                                                        2,108               2,175
                                                                                ---------           ---------
                                                                                $  54,444          $   51,723
                                                                                =========           =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $   1,654          $    1,645
   Accrued expenses                                                                 2,678               3,018
   Unearned revenues                                                                3,818               3,826
   Current maturities of notes payable                                              1,429               1,134
   Current portion of capitalized equipment leases                                    705                 854
                                                                                ---------           ---------
     Total current liabilities                                                     10,284              10,477
Deferred income taxes                                                               4,553               3,715
Long-term portion of notes payable                                                  2,670               2,166
Long-term portion of capitalized equipment leases                                     825               1,321
Commitments
Shareholders' equity:
   Undesignated shares, $.01 par value, 9,750,000 authorized, none issued Series
   A preferred shares, $.01 par value, 300,000 authorized, none issued
  Common shares, $.01 par value, 20,000,000 shares authorized,4,560,189 and 4,478,245 shares issued and outstanding at March 31, 1998 and
     June 30, 1997, respectively                                                       46                  45
  Additional paid-in capital                                                       31,625              30,945
  Retained earnings                                                                 4,441               3,054
                                                                                ---------           ---------
     Total shareholders' equity                                                    36,112              34,044
                                                                                ---------           ---------
                                                                                $  54,444          $   51,723
                                                                                =========           =========

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF NET INCOME
                                   (Unaudited)

                        (in thousands, except share data)

                                                   Three Months Ended                      Nine Months Ended
                                                       March 31,                               March 31,
                                           -----------------------------------     ----------------------------------
                                               1998                 1997               1998                1997
                                           --------------       --------------     --------------     ---------------

Revenues                                     $    17,133         $    16,058          $  51,514          $   46,050
                                             -----------         -----------          ---------          ----------

Operating expenses:
   Cost of services                               11,251               9,896             33,599              27,703
   Depreciation and amor-
     tization, principally                         2,202               1,898              6,287               5,475
     cost of services
   Selling and marketing                           1,921               1,784              5,109               5,640
   Administration                                  1,417               1,278              4,120               3,991
   Merger costs                                       --                 390                 --                 390
                                             -----------         -----------          ---------          ----------
     Total operating expenses                     16,791              15,246             49,115              43,199
                                             -----------         -----------          ---------          ----------

Operating income                                     342                 812              2,399               2,851

Other income (expense):
   Interest income                                    72                  42                208                 117
   Interest expense                                (130)               (140)              (357)               (402)
                                             -----------         -----------          ---------          ----------
     Total other income (expense)                   (58)                (98)              (149)               (285)
                                             -----------         -----------          ---------          ----------

Income before income taxes                           284                 714              2,250               2,566

Provision for income taxes:
   Current                                             4                   5                 10                  15
   Deferred                                          110                 271                853                 978
                                             -----------         -----------          ---------          ----------
     Total income taxes                              114                 276                863                 993
                                             -----------         -----------          ---------          ----------

Net income                                   $       170        $        438          $   1,387          $    1,573
                                             ===========        ============          =========          ==========

Net income per common share:
Basic                                        $       .04        $        .10          $     .31          $      .37
                                             ===========        ============          =========          ==========
Diluted                                      $       .04        $        .10          $     .30          $      .36
                                             ===========        ============          =========          ==========

Weighted average number of common
and common equivalent shares
outstanding:

Basic                                              4,522               4,296              4,507               4,233
                                             ===========        ============          =========          ==========
Diluted                                            4,655               4,466              4,628               4,417
                                             ===========        ============          =========          ==========

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (in thousands)

                                                                                         Nine Months Ended
                                                                                             March 31,
                                                                                -------------------------------------
                                                                                      1998                 1997
                                                                                -----------------     ---------------

Cash flows from operating activities::
   Net income                                                                $              1,387  $            1,573
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                                         2,354               2,006
       Amortization                                                                         3,933               3,469
       Provision for deferred income tax                                                      853                 978
       Changes in operating assets and liabilities:
          Accounts receivable                                                             (1,703)                 545
          Unbilled receivables                                                              (174)             (1,636)
          Other assets                                                                      (142)               (343)
          Accounts payable                                                                    100               (384)
          Accrued expenses                                                                  (340)               (288)
          Unearned revenues                                                                   (8)                 702
                                                                                     ------------        -------------
Net cash provided by operating activities                                                   6,260               6,622

Cash flows from investing activities:
   Acquisition of assets, net of cash acquired                                                 --               (139)
   Property and equipment, net of disposals                                               (2,114)             (1,984)
   Capitalized software                                                                   (6,244)             (5,210)
                                                                                     ------------        -------------
Net cash used in investing activities                                                     (8,358)             (7,333)

Cash flows from financing activities:
   Proceeds from notes payable                                                              1,750               1,275
   Principal payments on notes payable                                                      (951)               (944)
   Principal payments on capital leases                                                     (645)               (759)
   Issuance of common shares                                                                  681               3,234
                                                                                     ------------        -------------
Net cash provided in financing activities                                                     835               2,806
                                                                                     ------------        -------------

Increase (decrease) in cash                                                               (1,263)               2,095
Cash and cash equivalents at beginning of period                                            5,349               3,347
                                                                                     ------------        -------------

Cash and cash equivalents at end of period                                   $              4,086  $            5,442
                                                                                     ============        =============

Supplemental disclosures:
   Interest paid                                                             $                357  $              402
   Income taxes paid                                                                           15                  12
   Equipment acquired under capital lease                                                      --                 400

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

2.   Computer software costs

                                                      March 31,
                                                        1998               June 30,
                                                    (Unaudited)              1997
                                                -------------------  --------------------
                                                              (in thousands)

Computer software costs consist of the following:

    Computer Software (AutoPILOTTM)
        Cost                                      $   15,732           $     12,932
        Less accumulated amortization                  6,727                  5,177
                                                  ----------           -------------

            Net book value                             9,005                  7,755
    Claim Administration Software
        Cost                                           8,515                  7,601
        Less accumulated amortization                  3,499                  2,913
                                                  ----------           -------------
            Net book value                             5,016                  4,688
    Guidelines, Protocols and Medical
      Analysis Software
        Cost                                          15,164                 12,634
        Less accumulated amortization                  6,233                  4,692
                                                  ----------           -------------
            Net book value                             8,931                  7,942
                                                  ----------           -------------
    Computer software costs                       $   22,952           $     20,385
                                                  ==========           =============

    Amortization of these costs was as follows for the nine month period ended March 31, 1998 and the year ended June 30, 1997.


                                       Nine Months Ended           Year Ended
                                         March 31, 1998             June 30,
                                          (Unaudited)                1997
                                      --------------------       -------------
                                                    (in thousands)

    Computer Software (AutoPILOTTM)      $   1,550                   $    1,791
    Claim Administration Software              586                          735
    Guidelines, Protocols and Medical
     Analysis Software                       1,541                        1,617
                                        -----------                  -----------
    Amortization Expense                 $   3,677                   $    4,143
                                        -----------                  -----------

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

6.   Accounting for Computer Software Developed For or Obtained For Internal Use

          In March 1998, the AICPA issued SOP 98-1 "Accounting for Computer Software Developed For or Obtained For Internal Use" (the SOP) which is effective for the Company beginning on July 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently capitalizes internal-use software related to its AutoPILOT software and Claim Administration Software. The Company has not yet assessed the impact of all of the SOP's provisions.

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

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of total revenue for the three months and the nine months ended March 31, 1998 and 1997 and the fiscal year ended June 30, 1997.

                                                   Three Months                    Nine Months                 Year
                                                       Ended                          Ended                   Ended
                                                     March 31,                      March 31,                June 30,
                                              ------------------------      --------------------------     -------------
                                                 1998         1997              1998         1997              1997
                                                 ----         ----              ----         ----              ----

Revenues                                        100.0%      100.0%             100.0%       100.0%            100.0%
                                                =====       =====              =====        =====             =====

Operating expenses:
   Cost of services                              65.6%       61.6%              65.2%        60.2%             60.0%
   Depreciation and amortization,
     principally cost of services                12.9%       11.8%              12.2%        11.9%             12.2%
   Selling and marketing                         11.2%       11.1%               9.9%        12.2%             11.7%
   Administration                                 8.3%        8.0%               8.0%         8.7%              9.1%
   Merger costs                                   0.0%        2.4%               0.0%         0.8%              0.6%
                                                  ---         ---                ---          ---               ---
     Total operating expenses:                   98.0%       94.9%              95.3%        93.8%             93.6%
                                                 ----        ----               ----         ----              ----

Operating income                                  2.0%        5.1%               4.7%         6.2%              6.4%
Other income (expense):
   Interest income                                0.4%        0.2%               0.4%         0.3%              0.3%
   Interest expense                             (0.8)%      (0.9)%             (0.7)%       (0.9)%            (0.9)%
                                                 ----        ----               ----         ----              ----
     Total other income (expense)               (0.4)%      (0.7)%             (0.3)%       (0.6)%            (0.6)%

Income before taxes                               1.6%        4.4%               4.4%         5.6%              5.8%
Income taxes                                    (0.6)%      (1.7)%             (1.7)%       (2.2)%            (2.2)%
                                                 ----        ----               ----        -----             -----
Net income                                        1.0%        2.7%               2.7%         3.4%               3.6%
                                                  ====       ====               ====         ====               ====

Revenues: Revenues for the three months and the nine months ended March 31, 1998 increased $1,075,000 (7%) and $5,464,000 (12%), respectively, over the corresponding periods of the prior year. This increase is primarily attributable to net increases in the number of clients and covered participants enrolled in the Company's healthcare management services and sales of additional services to existing clients.

Following is the approximate breakout of revenue by class of similar service categories:

                            Three Months Ended                                  Nine Months Ended
                                  March 31,                 Change                March 31,                 Change
                         ---------------------       ---------------------  -----------------------    ---------------
                             1998          1997        Amount       %         1998         1997        Amount      %
                             ----          ----        ------       -         ----         ----        ------      -

Care review
  and case management     $  7,043      $  6,478      $  565        9%     $ 22,587     $ 18,369     $ 4,218     23%
Price control                1,073         1,041          32        3%        2,921        3,281        (360)   (11)%
Claim administra-
  tion services              6,981         6,590         391        6%       19,991       18,563       1,428      8%
Information
  management                 2,036         1,949          87        4%        6,015        5,837         178      3%
                             -----         -----       -----        -        ------       ------       -----     --
                          $ 17,133      $ 16,058     $ 1,075        7%     $ 51,514     $ 46,050     $ 5,464     12%
                            ======        ======       =====        =        ======       ======       =====     ==


There are variations in revenue by class because clients purchasing services may choose all or a portion of these services, and this varies from client to client and period to period.

Revenues for care review and case management services increased 9%, or $565,000 from the third quarter of fiscal 1997 to fiscal 1998 (from $6,478,000 to $7,043,000), and increased 23%, or $4,218,000, from the first nine months of fiscal 1997 to fiscal 1998 (from $18,369,000 to $22,587,000). The increase in fiscal 1998 was mainly the result of added revenues in the HMO area..

Revenues for price control services increased 3%, or $32,000, from the third quarter of fiscal 1997 to fiscal 1998 (from $1,041,000 to $1,073,000), and decreased 11%, or $360,000, from the first nine months of fiscal 1997 to fiscal 1998 (from $3,281,000 to $2,921,000). The decrease in the first nine months of fiscal 1998 was mainly the result of a decrease in the customer base using the negotiation and bill review services

Revenues for claim administration services increased 6%, or $391,000, from the third quarter of fiscal 1997 to fiscal 1998 (from $6,590,000 to $6,981,000), and increased 8%, or $1,428,000 from the first nine months of 1997 to fiscal 1998 (from $18,563,000 to $19,991,000) because of an increased interest in the Company's comprehensive services.

Information management revenues increased 4%, or $87,000, from the third quarter of fiscal 1997 to fiscal 1998 (from $1,949,000 to $2,036,000), and increased 3%, or $178,000, from the first nine months of fiscal 1997 to 1998 (from $5,837,000 to $6,015,000).

Cost of Services: Cost of services increased 14% from the third quarter of fiscal 1997 to fiscal 1998 (from $9,896,000 to $11,251,000) and increased as a percentage of revenues from 62% to 66%. Cost of services increased 21% from the first nine months of fiscal 1997 to fiscal 1998 (from $27,703,000 to $33,599,000) and increased as a percentage of revenues from 60% to 65%. The second and third quarter costs were increased significantly because of HMO business beginning in April, 1998.

Depreciation and Amortization: Depreciation and amortization expenses increased 16% from the third quarter of fiscal 1997 to fiscal 1998 (from $1,898,000 to $2,202,000), and increased as a percentage of revenues from 12% to 13%. Depreciation and amortization expenses increased 15% from the first nine months of fiscal 1997 to 1998 (from $5,475,000 to $6,287,000), but remained unchanged as a percentage of revenues at 12%. The increase was primarily the result of depreciation on additional computer, telephone and office equipment and amortization of additional software. Approximately 92% of depreciation and amortization expenses are related to cost of services.

Selling and Marketing: Selling and marketing expenses increased 8% from the third quarter of fiscal 1997 to fiscal 1998 (from $1,784,000 to $1,921,000) but remained unchanged as a percentage of revenues at 11%. Selling and marketing expenses decreased 9% from the first nine months of fiscal 1997 to fiscal 1998 (from $5,640,000 to $5,109,000) and decreased as a percentage of revenues from 12% to 10%. The increase in the third quarter of fiscal 1998 over fiscal 1997 was due primarily to increased marketing, sales and account management personnel, sales commissions and travel expenses.

Administration: Administration expenses increased 11% from the third quarter of the fiscal 1997 to fiscal 1998 (from $1,278,000 to $1,417,000) and remained unchanged as a percentage of revenues at 8%. Administration expenses increased from the first nine months of fiscal 1997 to 1998 (from $3,991,000 to $4,120,000), and decreased as a percentage of revenues from 9% to 8%. The administration expenses in fiscal 1997 and fiscal 1998 relate to staff and other expenses, including salaries, bad debts, training and insurance.

Merger Costs: The third quarter of fiscal 1997 included a one-time charge of $390,000 for the write-off of costs related to the termination of the merger agreement with HealthPlan Services Corporation.

Interest: Interest income was $72,000 and $42,000 for the third quarter of fiscal 1998 and fiscal 1997, respectively, and increased as a percentage of revenues from 0.2% to 0.4%. Interest income was $208,000 and $117,000 for the first nine months of fiscal 1998 and fiscal 1997, respectively, and increased as a percentage of revenues from 0.3% to 0.4%. Interest income varies with funds available to be invested in short-term investments.

Interest expense decreased 7% from the third quarter of fiscal 1997 to fiscal 1998 (from $140,000 to $130,000) and decreased as a percentage of revenues from 0.9% to 0.8%. Interest expense decreased 11% from the first nine months of fiscal 1997 to fiscal 1998 (from $402,000 to $357,000) and decreased as a percentage of revenues from 0.9% to 0.7%. Interest expense was impacted in fiscal 1998 by lower interest rates and lower average principal balances outstanding.

Income Taxes: Income taxes decreased in the third quarter of fiscal 1998 from fiscal 1997 by $162,000, and decreased in the first nine months of fiscal 1998 from fiscal 1997 by $130,000. The decreases are due to lower income before income taxes. It is expected that the fiscal year 1998 effective tax rate will approximate the 39% rate of fiscal 1997.

Liquidity and Capital Resources

The Company's cash flow from operations was $6,622,000 and $6,260,000 for the first nine months of fiscal 1997 and 1998, respectively. Cash flow from operating activities was greater than net income because non-cash charges such as depreciation, amortization and deferred income taxes exceeded the net changes in operating assets and liabilities for the first nine months of fiscal 1997 and fiscal 1998. Cash has been used to invest in software and program enhancements ($5,210,000 and $6,244,000) in the first nine months of fiscal 1997 and fiscal 1998, respectively. In addition, the Company acquired property and equipment, including acquired assets, of $2,123,000 and $2,114,000 for the first nine months of fiscal 1997 and 1998, respectively. The Company expects to continue its expansion and will acquire property and equipment, enhance software and products, and develop products.

The Company had a net operating loss carryforward for income tax purposes in excess of $14,100,000 as of June 30,1997, which can be used to reduce the cash flow necessary to pay taxes.

The Company's cash position at March 31, 1998 was $4,086,000 as compared to $5,349,000 at June 30, 1997. The Company also used approximately $1,703,000 and $1,596,000 for the first nine months of fiscal 1997 and 1998, respectively, to repay principal on notes payable and capital leases, but borrowed $1,275,000 and $1,750,000, respectively. The Company received $3,234,000 and $681,000 during the first nine months of fiscal 1997 and fiscal 1998, respectively, from stock option exercises for common stock or from the sale of unregistered shares of common stock. The Company's current ratio was approximately 1.9 and 1.8 at March 31, 1998 and June 30, 1997, respectively. The Company's working capital was $9,444,000 and $8,578,000 at March 31, 1998 and June 30, 1997, respectively.

The Company believes that its cash and cash flow from operations, together with credit facilities which the Company has obtained, will be sufficient to finance the Company's anticipated, normal expansion in fiscal 1998. The Company has a revolving credit facility of $10,000,000 expiring January 31, 1999, $5,000,000 of which can be converted to term loans payable in 60 installments. The revolving credit facility and term loan facilities are secured by liens on the assets of the Company.

Year 2000

Like most corporations, the Company is reliant on technology to deliver services. As the millennium approaches, the Company is preparing all of its computer systems to be Year 2000 compliant. A taskforce utilizing both internal and external resources has been assembled to identify, correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be completed in the quarter ended June 30, 1999 at a cost that is not expected to be material to the Company. Maintenance and Year 2000 modification costs will be expensed as incurred, while the costs of new software or enhancements to existing software will be capitalized and amortized over the software's useful life.

Forward looking statements in this report reflected as expectations, plans, prospects or future estimates are subject to the risks and the uncertainties present in the Company's business and the competitive health care marketplace where clients and vendors commonly experience mergers or acquisitions, reconciliations, volume fluctuations, participant enrollment fluctuations, changes in member mix or utilization levels, fixed price contracts, contract disputes, contract modifications, contract renewals and non-renewals, various business reasons for delaying contract closings, and the operational challenges of matching case volume with optimum staffing, having fully trained staff, having computer and telephonic supported operations, and managing turnover of key employees and outsourced services to performance standards. While occurrences of these risks, and others periodically detailed in the Company's other SEC reports, cannot be predicted exactly, such occurrences can be expected to have an impact on the Company's anticipated level of revenue growth or profitability.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit 11 -- Computation of Earnings Per Common Share

          Exhibit 27 -- Financial Data Schedule (filed in electronic format only)

     (b) During the three months ended March 31, 1998 there was no report filed on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Health Risk Management, Inc.



Dated:  May 11, 1998                            By:    /s/Gary T. McIlroy
                                                   Gary T. McIlroy, M.D.
                                                   Chief Executive Officer



Dated:  May 11, 1998                            By:    /s/Thomas P. Clark
                                                   Thomas P. Clark
                                                   Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  EXHIBIT INDEX

                                       to

                                    FORM 10-Q
                        For Quarter Ended March 31, 1998


                          HEALTH RISK MANAGEMENT, INC.

                             (SEC File No. 0-18902)

--------------------------------------------------------------------------------


Exhibit
Number        Exhibit Description

     11       Computation of Earnings Per Share

     27       Financial Data Schedule (filed in electronic format only)