Form 10-Q/A
period 1997-12-31
HEALTH RISK MANAGEMENT INC /MN/
filed 1998-06-11
CIK 869486

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-Q/A (No. 1)

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

[ ]        ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

         (a)      See Exhibit Index on page following Signatures

         (b) During the three months ended December 31, 1997, there was no report filed on Form 8-K.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Health Risk Management, Inc.



Dated:  June 10, 1998                       By  /s/ GaryT.  McIlroy
                                              Gary T. McIlroy, M.D.
                                              Chief Executive Officer



Dated: June 10, 1998                        By  /s/ Thomas P. Clark
                                              Thomas P. Clark
                                              Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  EXHIBIT INDEX

                                       to

                                    FORM 10-Q
                       For Quarter Ended December 31, 1997


                          HEALTH RISK MANAGEMENT, INC.

                             (SEC File No. 0-18902)



Exhibit
Number            Exhibit Description

    11 Computation of Earnings Per Share (incorporated by reference to Exhibit 11 to the Registrant's Form 10-Q for the fiscal quarter ended December 31, 1997)

                  Financial Data Schedules (filed in electronic format only):

    27.1          6 months ended December 31, 1997 (amended)
    27.2          3 months ended September 30, 1997 (restated)
    27.3          fiscal year ended June 30, 1997 (restated)
    27.4          9 months ended March 31, 1997 (restated)
    27.5          6 months ended December 31, 1996 (restated)