Form 10-Q/A
period 1998-03-31
HEALTH RISK MANAGEMENT INC /MN/
filed 1998-06-11
CIK 869486

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

The number of shares of Common Stock, par value $.01 per share, outstanding on May 11, 1998 was 4,578,694.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      See Exhibit Index on page following Signatures

         (b) During the three months ended March 31, 1998, there was no report filed on Form 8-K.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Health Risk Management, Inc.



Dated:  June 10 1998                        By  /s/ Gary T. McIlroy
                                              Gary T. McIlroy, M.D.
                                              Chief Executive Officer



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

                                    FORM 10-Q
                        For Quarter Ended March 31, 1998


                          HEALTH RISK MANAGEMENT, INC.

                             (SEC File No. 0-18902)


   Exhibit
   Number      Exhibit Description

     11       Computation of Earnings Per Share  (incorporated  by reference to
              Exhibit 11 to the Registrant's Form 10-Q for the fiscal quarter ended March 31, 1998)

    27.1      Amended Financial Data Schedule (filed in electronic format only):