Form 10-K
period 1998-06-30
HEALTH RISK MANAGEMENT INC /MN/
filed 1998-09-29
CIK 869486

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

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

               10900 Hampshire Avenue South, Minneapolis, MN 55438
             (Address of principal executive offices, the zip codes)

        Registrant's telephone number, including area code: 612/829-3500

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                         Preferred Stock Purchase Rights


Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 18, 1998 was approximately $52,880,000 based upon the closing sale price of the Registrant's Common Stock on such date.

Shares of $.01 par value Common Stock outstanding at September 18, 1998:
4,598,285 shares.

                       Documents Incorporated by Reference

                                      NONE

                                     PART I

Item 1.  Business.

(a)  General Development of Business.

     Unless the context otherwise requires, references in this Form 10-K to "HRM" and the "Company" refer to Health Risk Management, Inc., its wholly owned domestic subsidiaries, HRM Claim Management, Inc., Institute for Healthcare Quality, Inc., Health Benefit Reinsurance, Inc., and Pennsylvania HRM, Inc., and its wholly owned Canadian subsidiary, Health Resource Management Ltd. Health Risk Management, Inc. was incorporated in Minnesota in 1977.

     HRM provides managed healthcare services which includes integrated total health plan management services and managed care operations.

     The Company's principal health plan management services include care management, price control, claim administration and risk management and information services. Revenue from such services are derived principally from software licenses and subscription fees related to its QualityFIRST(R) Medical Risk Management System. HRM packages its services into two components based on the market being served. The integrated product grouping serving the provider market (e.g., Health Maintenance Organizations (HMOs), governmental health plans, preferred provider organizations (PPOs) and hospitals) is called the QualityFIRST(R) Medical Risk Management System, which includes HRM's QualityFIRST(R) guidelines along with specific financial and risk management services. This product grouping helps organizations manage their medical and financial risk. The integrated product grouping serving the payer market (e.g., employer self-funded health benefit plans, unions, fully insured benefit plans, etc.) is called CarePASS(R) USA. This product grouping provides effective total health plan management to help clients ensure their employees or health plan members have the right diagnosis, the right therapy, the right setting, with the right resources, at the right time, at the right cost for the optimal outcome. This sales objective for each product grouping is to sell all service components to a client in order to provide total health plan management. Achieving this objective will maximize the effectiveness and efficiency of the health plan and provide the greatest returns for both the client and the Company. When all components cannot be sold together, individual components may be sold. Through product mixing and product packaging within and between the two main market categories, the Company is able to manage the quality, volume, cost and payment for health care specific to the unique requirements of its payer and provider clients.

     Basic components of health plan management services offered to the payer market include:

     o Acute care management (review) services--which apply diagnostic and utilization management for inpatient and outpatient acute medical, surgical, and behavioral health cases--and other services such as a 24-hour, 7-day-a-week (24/7) health information and triage line (CareCALL). Care management is based primarily on the Company's QualityFIRST(R) guidelines;
     o Coordinated care management for a variety of catastrophic or long-term illnesses and conditions;
     o Price control management services such as preferred provider and centers of excellence networks, fee negotiations and audits of hospital and physician charges;
     o Claim administration services using EDI (electronic) technology, reinsurance, fraud detection, pharmacy management and COBRA services.

    Basic components of managed care operations for use by providers in helping control medical and financial risk include:

     o Medical management (based on QualityFIRST(R) Guidelines), and including disease management, disability management, pharmacy management, high risk pregnancy management, emergency room management and personal health management (CareCALL), and others.
     o Consulting services such as strategic communications, provider network analysis, customer satisfaction enhancement, strategic planning, provider contracting and NCQA (National Council on Quality Assurance)/HEDIS(Health Employer Data Information Set) consulting, and financial management services such as medical loss ratio analysis and provider profiling.

In February 1998, HRM signed, through its wholloy-owned subsidiary, HRM, PA, its first full-risk, total health plan management contract with Oxford Health Plans
(PA), Philadelphia, a 65,000-member Medicaid HMO. The five-year contract is expected to produce approximately $100 million in revenues annually. Under the terms of the Agreement, the Company will provide health plan management services and assumption of the medical cost risk under the Health Choices Physical Health Agreement between the Commonwealth of Pennsylvania and Oxford. HRM will manage this anticipated growth by employing its QualityFIRST(R) Medical Risk Management SystemSM which integrates virtually all of HRM's clinical and administrative management systems.

(b)  Financial Information about Industry Segments.

     The Company is engaged at the present time in only one industry segment, namely, managed healthcare services. Financial information concerning the Company's business is included in Items 6, 7, 8, and 14.

(c)  Narrative Description of Business.

     (1) Products.

         The principal health plan management services currently offered by HRM (described in "a" above) fall into the following categories: care management; coordinated care management; price control management; claim administration services; risk management and consulting services; and clinical and administrative information systems services.

         HRM's fees for these services (sold individually or in various combinations depending on the needs of each client) are generally based on the number of lives covered by the particular benefit plan or on a fee per transaction basis. The Company typically contracts with a client to provide 24/7 CareCALLSM, precertification and concurrent review services, and some or all of HRM's other care management, case management, price control management, or claim administration management services under contracts generally of one to three year terms. The Company also offers QualityFIRST(R) software, certain health care information management computer systems, and consulting services on an hourly, project or software license and subscription fee basis. The Company also may enter into contracts under which it either shares in the financial risk for plan performance or accepts the full financial risk for the plan's total performance. This approach is for clients in the Provider market who contract for the QualityFIRST(R) Medical Risk Management System. When accepting contracted financial risk, the Company obtains reinsurance against losses above specific levels. Contracts also may include the awarding of specified bonus payments for the achievement of specific performance targets.

         Care Management Services

         The Company's care management services are designed to maintain health; to improve health; to manage a timely, resource-appropriate return to health; and to reduce the financial risk of health service costs to employees, employers, health plans, insurers and providers. The Company's service begins with preventive, personal health management services, progresses (when necessary) to management of acute occupational and non-occupational conditions, and includes management of chronic and/or catastrophic conditions throughout the life of the patient.

         The Company's care management services are of maximum benefit to HRM clients when utilized as a single, integrated health risk management service. However, individual components may be selected according to a client's specific needs. The Company offers the following care management service components generally on a fixed monthly fee per covered lives based on expected transaction volume or on a per transaction or case basis:

         HRM CareCALL HRM's 24-hour health information, assessment, triage and referral line provides personal health management by educating and empowering consumers to make appropriate decisions about their health, their health care and the health care resources they use. At the same time, CareCALL reduces claim expenditures by promoting illness and injury prevention and by providing information, options and timely support to avoid, for example, unnecessary emergency room and office visits. CareCALL nurses have 24-hour access to physician specialists for consultation, and are able to provide callers with medical information, health event counseling, and national and local sources of additional information.

         The service also offers medical information and unlimited, confidential, toll-free access to more than 500 audio health library topics covering prevention, self-care, behavioral health issues and advice on parenting. It also enables members to precertify inpatient and outpatient care, interface with claim administration services and locate appropriate network medical and health care providers any time of the day or night. CareCALL is objective, friendly, easy to use and accessible when community health care resources are unavailable.

         Acute Health Care Management The Company's Care Management Services, accredited by American Accreditation Healthcare Commission/URAC (Utilization Review Accreditation Committee) in Washington, D.C., promote quality care and appropriate resource use through guideline-based acute medical/surgical procedures, long-term care management, long-and-short-term disability management, outpatient care, active illness management, collegial specialist-to-specialist consultation and resource evaluation. All care management for total health plan management activity takes place within medical specialty teams using QualityFIRST(R) guidelines.

         HRM's medically driven approach is grounded in its use of clinical specialty teams rather than generalist care managers. HRM care managers are organized by clinical specialty teams to provide the same level of specialization in managing care as is practiced by the medical professions. Each case is evaluated at the initial stage and immediately directed to the appropriate specialty team to begin the management of the care. HRM's clinical specialty teams enable HRM to review the spectrum of medical, surgical, behavioral health and specialty care.

         The Company's care management teams are constructed in the following specialty areas:

                    o     Cardiology                 o  Surgical
                    o     Gastroenterology           o  Obstetrics/Gynecology
                    o     Otolaryngology (EENT)      o  Orthopedics
                    o     Pediatrics                 o  Home Care
                    o     Neurology                  o  Internal Medicine
                    o     Urology/Nephrology         o  Behavioral Health
                    o     AIDS/Hospice               o  Transplants
                    o     Rehabilitation

         The specialty team evaluates the patient's symptoms, diagnosis, and proposed treatment plan and setting in consultation with the patient's physician, before evaluating secondary factors such as length of stay and price, thus reducing the cost and risk associated with inappropriate care.

         The Company's care management system assesses diagnostic findings, therapeutic modalities and utilization aspects for all inpatient and outpatient care eligible under the health plan of the clients.

         Diagnostic assessment determines whether the provider-proposed diagnostic and therapeutic selections by the hospital or physician for a patient's particular illness or condition are medically appropriate. Utilization management which follows the diagnostic assessment, evaluates the appropriateness of the proposed location of services (e.g. hospital intensive care unit, hospital general ward, hospital outpatient area, or physician's office), the proposed length of stay, and any proposed ancillary services.

         These evaluations are performed using QualityFIRST(R) guidelines which are proprietary clinical practice protocols developed by HRM's subsidiary, Institute of Healthcare Quality, Inc., using international medical databases, selected medical specialist experts in the field, and evidence-based clinical information from a variety of clinical resources and professional organizations.

         Under HRM's Care Management Services, a plan participant or the participant's physician must call a toll-free telephone number several days prior to commencement of elective medical or surgical treatment, or whenever possible, prior to an emergency admission.This toll-free call can be placed by the plan participant or the participant's physician 24 hours per day, seven days per week, 365 days per year. From these calls, HRM gathers information on the participant's medical condition and the attending physician's proposed treatment plan, and then compares these with HRM's QualityFIRST(R) guidelines to determine the reasonableness of the proposed diagnosis and appropriateness of the proposed treatment. In the event of any discrepancies between the proposed diagnosis and treatment and HRM's QualityFIRST(R) guidelines, or at the request of the attending physician (and in all cases involving certain complicated illnesses), these determinations are reviewed by a Company physician who is available 24 hours a day, seven days per week, 365 days per year, and, in certain instances, by an independent physician (second opinion). A second opinion provides the patient with additional information to enable him or her to make an informed decision before proceeding with a certain treatment. The determination of whether the diagnosis, plan of treatment, and setting for care are medically necessary and appropriate is entered into the Company's computer system to determine health plan reimbursement and to communicate the determination to the client's health plan administrator and the patient. Under no circumstances does HRM prohibit the provision of any clinical services. If HRM does not authorize the payment of the physician's or hospital's fee, the health plan administrator may nonetheless choose to pay such fee. Even if the health plan administrator chooses not to pay such fee, the patient remains free to engage any physician, hospital, or outpatient facility to perform any treatment based upon any diagnosis, at the patient's expense.

         The following Care Management Services are offered by the Company generally on a fixed monthly fee per covered life based on expected transaction volume, or on a per transaction or case basis:

         Medical/Surgical Care Management. The Company's Care Management precertification and concurrent review service for medical and surgical procedures is designed to enhance health care quality by helping assure clinical decisions are appropriate and consistent, thus resulting in reduced employer medical and surgical costs through identification and approval of reimbursing the most appropriate and cost-effective plan of treatment and setting for care.

         Behavioral Health Care Management. HRM also offers precertification and concurrent management of mental health and chemical dependency treatment. HRM's mental health and chemical dependency care management service evaluates the clinical necessity and appropriateness of the type, frequency and location of planned inpatient and outpatient mental health and chemical dependency treatment for the purpose of determining what the plan should consider eligible for coverage. HRM also identifies clinically appropriate alternative treatments and employs QualityFIRST(R) Behavioral Health Guidelines. HRM uses a multidisciplinary approach to mental health and substance abuse care management. HRM's strategy draws on the professional expertise of behavioral health teams that specialize in chemical dependency; child, adolescent, and adult mental health; and behavioral medicine. Patient cases are matched with behavioral health teams trained to manage specific types of care.

         Coordinated Care (Case) Management

         Coordinated care management services provide special coordination of the full range of managed care services in complex, chronic, unpredictable medical and social cases. These include catastrophic and long-term care, behavioral health illnesses being managed under both health plans and employee assistance programs (EAPs), illnesses covered simultaneously under health plans and workers' compensation plans, prenatal care management, and specialized care under chiropractic plans. Due to the complex and long-term nature of these cases, a single case manager may coordinate all health care services for a patient for periods ranging from one month to several years, to a life time. Case management services outlined below are billed most frequently on a per hour basis or a per transaction basis.

         The following  coordinated care management  services are offered by the
         Company:

         Coordinated Care Management (CCM). The Company manages cases which require costly medical treatment such as cancer, complex mental illness, transplants, chemical dependency, and major trauma. The Company identifies these cases by reviewing the health claim history and the information obtained during the precertification and concurrent care management process. In these cases, HRM helps identify health care alternatives that might be overlooked in complex cases, as well as cost-effective clinically appropriate health care alternatives, including transferring the patient from a hospital to an alternative care facility such as a skilled nursing facility, a hospice or the patient's home. HRM also coordinates all the services or care that will be required as a result of such a transfer and may arrange for special pricing of required services. In cases where the alternative treatment may not be covered under the employer's health plan, the employer is advised that it may save money by electing to pay for these more cost effective services outside of the plan. The Company's chiropractic review program involves precertification review of chiropractic services involving the spine for authorized length of treatment and proposed charges.

         HRM Disease Management. This service, designed for participants with long-term or chronic conditions, is proactive and prospective in its management approach. It is designed to reduce incidences of acute episodes (and resulting costs) through a combination of technology, medical expertise and on-going education, outreach, support and focused assistance. Examples of diseases managed include asthma, diabetes and cardiac disease. The Company's approach has four distinct but strategically linked components: identification, intervention, ongoing support and evaluation.

         Employee Assistance Programs. HRM and subcontractors have jointly developed an employee assistance program ("EAP") which combines employee assistance services with HRM's mental health and chemical dependency management services. EAP services performed by subcontractors include: telephone and in-person assessment of mental health, chemical dependency, legal, financial, employment, and other problems; crisis intervention; specialist consultation; and referral to screened services. EAP services performed by HRM include: diagnostic assessment and utilization management, large case management, fee negotiation, auditing of charges, and claim administration. EAP is independently marketed by both HRM and subcontractors.

         QualityBIRTHSM Prenatal Care Management. HRM's prenatal care management program, QualityBIRTH, is a service for expectant mothers for early identification and management of pregnancies at risk for premature delivery. HRM OB/GYN specialists consult with the mother-to-be and her physician to screen for risk factors that suggest premature birth, thereby avoiding the need for crisis management. The primary responsibilities of HRM's staff are patient education and advocacy, and support throughout the pregnancy.

         HRM DisabilityCARESM. HRM's disability management program, DisabilityCARE, promotes quality medical care and early return-to-work for short- and long-term disability and workers' compensation cases. DisabilityCARE is initiated with identification of injury through 24-hour access to CareCallSM and its experienced staff, and continues through successful return-to-work. DisabilityCARE care managers use QualityFIRST(R) Workers' Compensation/Disability Guidelines to confirm the diagnosis, to help establish a treatment plan, and through use of on-line return-to-work guidelines, help return injured workers to the job as soon as medically appropriate. These guidelines cover more than 80% of the disability/workers' compensation related diagnoses. Additionally, HRM is committed to reducing its customers' lost productivity, indemnity benefit payments and medical expenses involving disabilities.

         Price Control Management

         HRM's principal price management activities are network management, fee negotiation and bill review, and centers of excellence. HRM's price control management is designed to help locate and negotiate for clients and covered plan participants the most reasonable fees possible for health care services. These services are provided for a fee based on the number of lives covered based on expected transactions, on a per transaction or case basis, or on a percentage of savings basis.

         Services provided under price control management are as follows:

         HRM Network Management. The Company offers a national network of hospitals, physicians and other health care providers who have agreed to deliver appropriate care at competitive, contracted rates. This service assists employers with the evaluation and selection of health care providers, similar to traditional PPOs. PPOs are groups of hospitals, key physicians and other health care providers that offer services at negotiated rates to employer groups or insurers. Most PPOs negotiate a specified percentage discount in prices which does not, however, prevent price increases during the term of the PPO contract. HRM, on the other hand, uses its medical expertise and claims database to evaluate bid prices submitted by participating providers for each specific treatment during the contract term.

         HRM establishes networks in selected markets based on the number and size of current and prospective clients in those markets, and on the anticipated level of acceptance by employees in those markets. In some cases, employers pay the Company to develop a network in a specified market.

         The Company can also provide its clients with access to PPOs organized by others that meet the Company's criteria for provider selection. HRM's criteria in selecting PPOs established by third-parties are the same criteria used by the Company in developing its own network. The Company evaluates quality, cost, and financial stability of the providers and the third-party organization, and reviews the contracts between the third-party organization and providers. HRM receives monthly reports from the third-party organization, integrates them with the Company's own management reports, and provides HRM clients with a unified report of savings realized through the use of network management services.

         HRM Fee Negotiation and Bill Review. In situations where its clients are not participants in a PPO, HRM will negotiate the cost of covered services, on a case-by-case basis, on behalf of clients and covered participants prior to the services being performed. At the time medical treatments are being assessed under HRM's care management services, a separate staff of price negotiators and bill reviewers simultaneously negotiates the amount of the covered fees with the provider. HRM also retrospectively reviews the charges billed by hospitals and physicians with respect to covered participants. Under Company procedures, hospital bills in excess of specified amounts and the associated physician bills are reviewed to determine whether services were actually delivered to the patient and whether the charges for the delivered services were reasonable in view of prevailing fees for such services in that geographic area.

         HRM Centers of Excellence This service assists those in need of organ and bone marrow transplants through a subcontractor network. This network provides assessment of the need for transplant, coordination of the treatment plan, identification of an appropriate network treatment facility and assistance with travel and lodging.

         Claim Administration Services

         HRM's claim administration management handles processing and payment of health care bills under the terms of a client's health plan, providing for adequate funding (fully insured premium or self-funded), easy access, efficient electronic processes, accurate payment and timely reporting through plan design, underwriting services and claim administration services and reinsurance brokerage services. The
         Company's claims administration system maintains enrollment and eligibility data for covered participants and dependents and eligible providers located in all states. Reimbursement rules are based on levels of co-insurance, co-dependency, subrogation, provider contracts, care management, and negotiated fee arrangements specified in the health plan and allowable under ERISA regulations. The Company also administers continuation of benefit programs for terminated employees under the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA") and flexible benefit programs under Internal Revenue Code
         (IRC) Section 125. The Company also coordinates benefit payments with other group health plans.

         Claim Adminstration Services include:

         HRM mEDIasm Effective claim administration is a critical part of the health management system. Claim services adjudicates submitted claims for all medical, dental, prescription drug and disability claims. Claim management services are totally integrated with the health care management system, helping to ensure that care and price management goals are attained within the proper bounds of each client's health plan. Claim personnel, using HRM's electronically integrated systems, quickly verify that decisions made during a patient's care are accurately reflected in the billing process. Consolidated administrative reporting provides clients with information to monitor and manage their health benefit programs effectively. HRM's management report format combines Care Management results and claim payment decisions in an easy-to-read document. The Company's claim subsidiary was the first claim administrator in North America to be awarded I.S.O. 9002 certification.

         Electronic data interchange (EDI) links providers, through a third party clearinghouse, to payers, and enables processing of claims electronically. Electronic submission, processing, and payment of claims cuts administrative costs and allows benefits analysts to apply their skills to problem cases. EDI technology is a key to streamlining administrative operations. HRM has developed software which allows its claim payment system to connect with third party EDI networks.

         HRM Reinsurance Health Benefit Reinsurance, Inc. (HBRe), a wholly-owned subsidiary of HRM, acts independently of HRM and subsidiaries, as a managing general underwriter for products including specific and aggregate stop loss insurance, life and disability insurance, fully insured underwriting services and other underwriting services needed for customers that contract with HRM and subsidiaries or others that purchase services directly from HBRe. The services offered by HBRe include underwriting, premium billing, collection and distribution, policy or certificate issue, customer service and claim administration for that product. It can produce valuation reports to support the financial integrity of clients' self-funded plans, and it can also help produce a cost analysis of additional benefits and define the funding levels needed to support those benefits. HRM's systems and strategies support the use of flexible benefit plans and can assist clients in determining flex-plan objectives and deciding whether a full-blown cafeteria plan, a Section 125 plan with 401(k), or a simple flexible spending account can best suit the client's needs.

         HRM Pharmacy Program The Company, through national subcontractors, provides prescription drug dispensing services that clients may purchase as a component of their health plan. The program manages prices and fees and monitors appropriate drug use and over-prescribing patterns. The program uses a preferred drug formulary, incorporates pharmacist review and offers mail order drug service and discounts.

         COBRA Services COBRA administration services help clients comply with the Consolidated Omnibus Budget Reconciliation Act of 1985. HRM's Client Accounting Division provides COBRA notification, election and premium collection services along with comprehensive monthly reports.

         Other Services Claim administrative management capabilities and services also include: dental, vision, and prescription drug claim administration; MedRe (Executive Medical) administration; administrative/premium billing; VRU (voice response) capable; fraud detection; ID card production; subrogation; eligibility coordination with other vendors; PHO administration (capitation, withholds); and price/PPO management.

         HRM fees for claim  administration  services  generally  are based on a
         monthly  fee  per  covered  life  based  on  the  expected   number  of
         transactions or on a per transaction basis.

         QualityFIRST(R) Medical Risk Management SystemSM

         This integrated system for providers offers tools to assist in the management of medical and financial risk, including control of the provider's medical loss ratio. It is based on QualityFIRST(R) guidelines, which may be sold as a stand alone product, as well. The QualityFIRST(R) System uses guidelines to evaluate and confirm proposed diagnoses, suggest treatment selection options, identify resource options, and to capture decisions for profiling, accountability reporting and outcomes measurement. This information is especially valuable for financial risk and outcomes management and for management of the medical loss ratio. The QualityFIRST(R) Medical Risk Management System integrates medical and financial management to create a portfolio of risk management solutions.

         HRM Medical Management This component includes a broad range of integrated services (see Care Management above) designed to improve the quality and cost-efficiency of care management and is based on QualityFIRST(R) guidelines.

         Financial Management. For the most part, the financial management component also is based on data and information derived from use of the QualityFIRST(R) System. As noted earlier, these features include medical loss ratio analysis and management, premium collection, cost tracking, underwriting, resource management, productivity management, disbursement and provider profiling. Financial management also offers contractual options ranging from no risk to full risk agreements.

         Information Services

         HRM's information services are complementary to its health plan management services. These are offered by HRM on an hourly, project or software license fee basis.

         QualityFIRST(R) Healthcare Practice Guidelines Software and Related Systems Software. QualityFIRST(R) guidelines and system software provide decision support for evaluating diagnosis, treatment selection and resource use for each episode of care. In addition, the guidelines provide consistent criteria and practice standards against which care quality and related costs can be measured. These diagnosis-driven guidelines, which promote consistency in decision making, are used to influence quality of care; promote clinically appropriate decisions prospectively, concurrently, and retrospectively; promote optimal outcomes; and allow the practitioner flexibility in care decisions on the basis of individual patient factors. The guidelines software operates under a standard, easy-to-use platform and provides primary baseline data needed for Continuous Quality Improvement (CQI) such as usage characteristics and patterns of care for a given organization or practitioner.

         The clinical evidence-based guideline content is supported by full academic research and clinical outcome analysis and addresses the clinical value of a particular intervention both on an individual basis and on an aggregate long-term basis. On-line access to clinical documentation of guideline recommendations, research abstracts and full bibliographic references to the clinical literature contribute to the product's high acceptance. The interactive operating platform promotes quality care through its ability to facilitate and document acute care clinical decisions. The patented, directed questioning format mirrors the sequential "decision tree" process of clinical decision making, promotes clinical consistency and is user friendly. The product's capability to document clinical decisions, including variances to guideline recommendations, provides a consistent baseline for measurement, assessment, education and continuous quality improvement.

          QualityFIRST(R) offers Medical/Surgical, Workers' Compensation/ Disability, Behavioral Health, and Specialist Referral guidelines as well as Alternative Setting indicators. These modules comprise over 450 guidelines and 3,100 treatments/procedures covering approximately 90% of significant clinical events. The Workers' Compensation/Disability package includes on-line-return-to-work parameters to identify the expected length of disability and to expedite return to work as well as on-line access to individual state workers' compensation treatment guidelines to facilitate compliance with local workers' compensation regulations. Alternative Setting indicators are designed to help streamline the transfer of care from an acute setting to the next appropriate care level based on medical, physical, economic and psychosocial issues particular to each patient. Specialist Referral guidelines are used to facilitate the referral decision process from the primary care physician to the specialist. These guidelines are designed to help ensure appropriate referrals and appropriate timing of referrals, to support first line treatment by the primary care physician and to document referral decisions so the result is optimal, cost-effective care. Each of the Company's guidelines is reviewed at least yearly and is updated as necessary to reflect the latest clinical advances.

         QualityFIRST(R) software is made available to clients on a software license basis. In late fiscal 1992, HRM entered into its first software license agreement. Its licensees include hospitals, insurance companies, HMOs, and others. Fees are based on a license fee at inception with a monthly subscription fee during the term of the license agreement based on covered lives or number of workstations using the guidelines.

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

         HRM's information management services also provide various reports to employers to define current services, identify inappropriate practice patterns and utilization problems, and compare costs to normative data sets prepared by the Company. Recommendations for benefit plan changes and managed care services are provided. Clients are generally charged a fee based on hourly rates and required resources for these services, or these products are incorporated into the basic fee charged for managed care, price control, or claim administration management services.

         Health Benefit Plan Design and Consulting Services. HRM works with clients, independent brokers, and consultants in designing specific health care management programs and health plans to meet the needs of individual clients. These services include assistance in the design of plan documents describing benefit coverage. Health benefit plans designed by HRM use employee co-payments, deductibles, and flexible benefits to improve the effectiveness of employer health care management programs. The Company also designs continuation of benefit programs for terminated employees under COBRA, and flexible benefit programs under IRC Section 125. HRM also produces health education pamphlets, brochures, videos, educational talks and other materials to explain the client's benefit plan to its employees. The Company's client service representatives and sales personnel work together to implement each health care benefit program. Clients are generally charged a fixed hourly rate for HRM's benefit plan design and consulting services.

     (2) Status of products in development.

         HRM continually expands its medical and cost databases and medical expertise for self-funded benefit plans, fully insured benefit plans, HMOs, providers, and workers' compensation and disability insurance programs; refines its QualityFIRST(R) System to address an ever enlarging number of provider organizations medical conditions, and will continue expanding its software package containing HRM's proprietary QualityFIRST(R) System for license to third parties. HRM also expects to continue to develop programs for management of health care services and costs associated with particular illnesses or conditions. HRM anticipates that, as computer hardware, computer software and telecommunications equipment become more technologically sophisticated, the Company will create new or enhanced software products utilizing the Company's medical expertise, database system and technology. HRM will also respond to changes required by healthcare reform in the nation.


     (3) Source and Availability of Raw Materials.

         Not applicable.

     (4) Patents, trademarks, licenses, franchises and concessions.

         The Company has filed patent applications covering its "Health Care Management System" which is an automated, real-time, interactive health care management data processing system for use by hospitals, physicians, insurance companies, health maintenance organizations
         (HMOs) and others in the health care field to serve as a diagnostic, evaluation and utilization tool for health care providers to individuals. The system is implemented on computer hardware and software and is used by the Company in providing health care management services. One U. S. patent has been issued on a component of the health care management system. Three other applications remain pending.

         HRM claims copyrights to software developed by the Company. In addition HRM has obtained perpetual licenses to use certain software developed by other companies which HRM uses in providing services to its clients. HRM has various safeguards in place, including authorization codes and encryption, to limit access to the Company's databases and operating systems. HRM markets its services and products under a number of trade names and trademarks. The following are principal trademarks or registered trademarks of HRM or its subsidiaries: HRM(R), AutoPILOTTM, CareCALLSM, CarePASS(R), CarePLUSSM, DisabilityCARESM, HRMMEDIASM, QualityBIRTH(R), ReviewPLUS(R), QualityFIRST(R), Together We Can Make a Healthy Difference(R), Institute for Healthcare Quality(R), and IHQ(R). HRM relies to varying degrees upon its common law rights of trademark ownership, copyrights and registration of its trademarks.

     (5) Seasonality.

         HRM's health plan management revenues have, in recent history, not been seasonal. In April 1998, the Company began its managed care operations which accounted for approximately 26% of fiscal 1998 revenues. However, such operations are not expected to be seasonal.

     (6) Working Capital.

         HRM's working capital requirements are not generally subject to significant fluctuations. The consolidated statements of cash flows show sources and uses of working capital.

     (7) Major Customers.

         The Company services a small number of large clients that have accounted for a significant portion of the Company's revenues in prior years. Oxford Health Plan (PA) Inc., became a new client in fiscal 1998 and accounted for approximately 26% of revenue. Keystone Mercy Health Plan (KMHP) accounted for approximately 16% and 17% of revenues in fiscal 1998 and 1997, respectively. The contract with KMHP will terminate September 30, 1998. See "Item 3." Columbia/HCA Healthcare Corporation accounted for 16% and 17% in fiscal 1997 and fiscal 1996, respectively. Ohio Permanente Medical Group (OPMG) accounted for 11% of revenues in fiscal 1996, and transitioned the majority of the services provided by HRM back to OPMG effective at the beginning of fiscal 1997.

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

    (10) Competition.

         The health care management industry historically has been highly fragmented and competitive. The Company competes directly with approximately 100 independent utilization review firms as well as approximately 120 insurance carriers, approximately 200 third-party administrators that have established their own utilization review procedures, and a limited number of software vendors. In addition the Company's care management services compete indirectly with HMOs and several hundred PPOs. Some of the Company's competitors are substantially larger and possess greater financial resources than the
         Company. The Company, however, believes that the trend toward consolidation of services will continue as employers recognize the convenience of dealing with a single health care management organization. HRM's principal competitive strengths are its medical expertise, medical and cost databases, QualityFIRST(R) healthcare practice guidelines, and the proprietary software systems. The Company is able to provide clients with a full range of integrated health care management services, focusing not only on reducing the price of health care, but also on improving its quality.

    (11) Research and development.

         HRM continually enhances its databases and proprietary software systems. Costs capitalized for these enhancements, excluding acquired software, by the Company were $9,057,000 in fiscal 1998, $7,396,000 in fiscal 1997 and $5,779,000 in fiscal 1996.

    (12) Effect of environmental regulation.

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

    (13) Employees.

         As of September 1998, the Company employed approximately 920 persons, including approximately 300 physicians, nurses, and other health professionals. The Company uses approximately 150 independent consulting physicians. None of the Company's employees is covered by a collective bargaining agreement.

(d)  Foreign Operations and Export Sales.

     In Canada, health care prices and payments are set and administered by the provincial governments. HRM markets all of its managed health care services and software, other than price control services, to employers, insurance companies, hospitals and governmental agencies in Canada through HRM's wholly owned Canadian subsidiary. Revenues derived from Canada totaled U.S. $195,000 in fiscal 1998, U. S. $325,000 in fiscal 1997 and U.S. $233,000 in fiscal 1996. The Company's assets attributable to Canada consist of leased offices in Alberta.



Item 2.  Properties.

HRM's principal corporate offices consist currently of approximately 142,500 square feet in a building in Minneapolis, Minnesota, 31,000 square feet in Kalamazoo, Michigan and 4,000 square feet in Sacramento, California. The lease on the Minneapolis office expires in or by 2009 and the Sacramento office lease expires in or by 1999. The lease on the Kalamazoo office expires in or by 2001. The Company also leases space for four sales offices located in the United States and Canada generally for one-year terms or less. All of the Company's facilities are used exclusively by the Company for office space or computer operations and are anticipated to be adequate, but will be expanded as business needs require.

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

In July 1998, Keystone Mercy Health Plan commenced arbitration proceedings seeking to terminate its contract with the Company and asserting that the Company had breached the contract to provide health care cost management services to Keystone. The Company strongly believed the claim was without merit and asserted monetary counterclaims against Keystone, also alleging breach of contract. On September 12, 1998, Keystone and the Company reached a settlement agreement providing for a mutual release of claims and termination of the contract as of September 30, 1998, one year earlier than its normal expiration date. On September 25, 1998, Keystone filed a complaint in U.S. District Court for the Eastern District of Pennsylvania against the Company in which Keystone alleges the Company has failed to perform, through the September 30, 1998 termination date, the services required of it under the September 12, 1998 settlement agreement. Keystone is seeking injunctive relief and unspecified monetary damages for such alleged breach of the settlement agreement.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company's shareholders during the quarter ended June 30, 1998.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

a) Health Risk Management, Inc. Common Shares are traded on the Nasdaq National Market under the symbol HRMI. The following table shows the quarterly range of high and low sale prices of the Common Shares on the National Market during the fiscal periods indicated.

                                      High                      Low

         Fiscal 1997
         First Quarter                16-3/4                     9-3/4
         Second Quarter               16-1/2                    14
         Third Quarter                16-5/8                     9-3/8
         Fourth Quarter               13-7/8                     9-1/2

         Fiscal 1998
         First Quarter                14-1/8                    11
         Second Quarter               16                         9-5/8
         Third Quarter                16-1/8                     8-3/8
         Fourth Quarter               16-3/8                    13-1/8

b)   Holders

     As of September 18, 1998 there were approximately 125 holders of record of the Company's Common Stock.

c)   Dividends

     The Company has never paid cash dividends on its Common Shares and has no present intention to pay cash dividends in the foreseeable future. Under the Company's Revolving Credit and Term Loan Agreement with its bank, the Company is prohibited from paying cash dividends on its stock without the bank's consent.

Item 6.  Selected Financial Data.

                          Health Risk Management, Inc.

                      SELECTED CONSOLIDATED FINANCIAL DATA
--------------------------------------------------------------------------------

                                                                           Fiscal Year Ended June 30,
                                                            ---------------------------------------------------------
                                                               1994       1995       1996        1997        1998
                                                            ----------  ---------  ---------  ---------   ---------
                                                                     (in thousands, except per share data)

Revenues:
Health plan management services                               $45,824     $49,302    $54,507    $62,723     $70,282
Managed care operations                                            --          --         --         --      24,218
Investment income                                                   65        128        158        187         337
                                                            ----------  ---------  ---------  ---------   ---------
     Total revenues                                            45,889      49,430     54,665     62,910      94,837

Operating expenses:
   Cost of health plan management services                     31,369      35,834     38,106     44,640      53,969
   Cost of managed care operations                                  0           0          0          0      23,625
   Selling, marketing and administration                       11,919      11,458     12,602     13,691      14,558
   Interest expense                                               436         759        708        535         489
   Merger costs                                                     0           0          0        390           0
                                                            ----------  ---------  ---------  ---------   ---------
     Total operating expenses                                  43,724      48,051     51,416     59,256      92,641
                                                            ----------  ---------  ---------  ---------   ---------

Income before income taxes and cumulative
   effect of accounting change                                  2,165       1,379      3,249      3,654       2,196

Income taxes                                                      449         535      1,253      1,413         868
                                                            ----------  ---------  ---------  ---------   ---------

Income before cumulative effect
   of accounting change                                         1,716         844      1,996      2,241       1,328

Cumulative effect
   of accounting change, net of
   income tax benefit of $1,342(1)                                  0           0          0          0      (2,371)
                                                            ----------  ---------  ---------  ---------   ---------

Net income (loss)                                             $ 1,716     $   844  $   1,996   $  2,241   $  (1,043)
                                                            ==========  =========  =========  =========   =========

Basic earnings per share(2):
Income before cumulative effect
   of accounting change                                     $     .44     $   .21  $     .49   $    .52   $     .29
Cumulative effect of accounting change (1)                         --          --         --         --        (.52)
                                                            ----------  ---------  ---------  ---------   ---------
Net income (loss)                                           $     .44     $   .21  $     .49   $    .52   $    (.23)
                                                            ==========  =========  =========  =========   =========

Diluted earnings per share(2):
Income before cumulative effect
   of accounting change                                     $     .43     $   .21  $     .47   $    .50   $     .29
Cumulative effect of accounting change (1)                         --          --         --         --         (51)
                                                            ----------  ---------  ---------  ---------   ---------
Net income (loss)                                           $     .43   $     .21  $     .47  $     .50   $    (.22)
                                                            ==========  =========  =========  =========   =========

Weighted average number of shares outstanding:
   Basic                                                        3,930       3,947      4,081      4,291       4,524
   Diluted                                                      4,015       3,982      4,219      4,458       4,663




                                                                           Fiscal Year Ended June 30,
                                                            ---------------------------------------------------------
                                                               1994       1995       1996        1997        1998
                                                               ----       ----       ----        ----        ----
Balance Sheet Data:
Working capital                                              $  5,491     $ 3,763   $  5,246   $  8,578    $  3,474
Total assets                                                   37,844      39,962     44,822     51,723      70,514
Current portion of notes payable and capitalized equipment
   leases                                                       1,950       1,946      2,427      1,988       5,025
Long term portion of notes payable and capitalized
   equipment leases                                             6,046       5,155      4,550      3,487       3,047
Shareholders' equity                                           23,677      25,101     28,474     34,044      33,785

------------------------

(1) As discussed in Note 2 of the consolidated financial statements, the Company changed its method of accounting for health plan management revenue. On a pro-forma basis, this change would have decreased 1997 net income by $1,382,000, increased 1996 net income by $494,000, decreased 1995 net income by $79,000 and decreased 1994 net income by $493,000.

(2) Earnings per share amounts prior to 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." For further discussion of earnings per share, see the notes to the consolidated financial statements.

(3) Certain items in the 1994, 1995, 1996 and 1997 selected consolidated financial data have been reclassified to conform to the 1998 presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

A majority of the Company's revenues consist of fees for health plan management and managed care operations.

The Company's expenses are comprised of its cost of health plan management services (consisting primarily of compensation of personnel, including nurses and physicians, telephone expenses, depreciation and amortization, rent, costs related to the Company's computer operations, costs related to customer service, and costs related to development of new services), cost of managed care operations (consisting primarily of the cost of medical services and reinsurance, net of recoveries), and selling, and marketing administration expenses (including sales commissions, advertising, sales account management personnel, bad debts, compensation and depreciation).

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of total revenues for the three fiscal years ended June 30, 1996, 1997, and 1998 and compares the percentage change in the dollar amounts of these items for the period indicated.


                                                    Year Ended June 30,          Period to Period Increase (Decrease)
                                                  --------------------------     ------------------------------------
                                                   1996       1997      1998     1996 vs 1997        1997 vs 1998
                                                   ----       ----      ----     ------------        ------------

Revenues                                           100%       100%      100%       15%                 51%
                                                   ====       ====      ====

Operating expenses:
   Cost of health plan management services          70(1)      71(1)     77(1)     17                  21
Cost of managed care operations                     --         --        98(2)     --                  --
Selling, marketing and administration               23(1)      22(1)     21(1)      9                   6
Interest expense                                     1(3)       1(3)      1(3)    (24)                 (9)
Merger costs                                         0          1         0        --                  --
                                                   ----       ----      ----
         Total operating expenses                   93(3)      94(3)     98(3)     15                  56
                                                   ----       ----      ----
Income before income taxes and cumulative
   effect of accounting change                       6          6         2        12                 (40)

Income taxes                                         2          2         1        13                 (39)
                                                   ----       ----      ----
Income before cumulative effect
   of accounting change                              4          4         1        12                 (41)
Cumulative effect of accounting change
   net of income tax                                 0          0        (2)       --                  --
                                                   ----       ----       ----
Net income (loss)                                    4%         4%       (1)%      12                (147)
                                                   ====       ====       ====

(1) Computed as a % of health plan management revenues.

(2) Computed as a % of managed care operations revenues.

(3) Computed as a % total revenues.

Total Revenues: Total revenues increased $31,927,000 (51%) from fiscal 1997 to fiscal 1998 (from $62,910,000 to $94,837,000), and increased $8,245,000 (15%)
from  fiscal  1996 to fiscal  1997  (from  $54,665,000  to  $62,910,000).  These increases are primarily attributable to revenues from managed care operations which began April 16, 1998, and increases in the number of clients and covered participants enrolled in the Company's health plan management services, sales of additional products to existing clients and increased sales of the QualityFIRST(R) Medical Risk Management System. Revenues for fiscal 1997 also reflect the resolution of certain financial matters with a large client resulting in an amended contract in October, 1997.

Following is a breakout of revenue:

                                           1996                 1997                  1998
                                           ----                 ----                  ----
   Health plan management services     $  54,507,000        $  62,723,000         $  70,282,000
   Managed care operations                        --                   --            24,218,000
   Investment income                         158,000              187,000               337,000
                                       -------------        -------------         -------------
   Total revenues                      $  54,665,000        $  62,910,000         $  94,837,000
                                       =============        =============         =============


Revenues for health plan management services increased 12% or $7,559,000, from fiscal 1997 to fiscal 1998 (increasing from $62,723,000 to $70,282,000) and increased 15% or $8,216,000, from fiscal 1996 to fiscal 1997 (increasing from $54,507,000 to $62,723,000). This increase was the result of the growth of existing business and new contracts entered into by the Company.

Revenues from the managed care operations were the result of obtaining in the fourth quarter of fiscal 1998 the revenue from a client contract under which the Company is at risk for the total medical services costs and receives a significant portion of the total premium of an HMO. The Company did not have this business in fiscal 1996, fiscal 1997 and the first three quarters of fiscal 1998.

Investment income increased 80% or $150,000 from fiscal 1997 to fiscal 1998 (increasing from $187,000 to $337,000). This increase is the result of higher levels of short-term investments in fiscal 1998.

Cost of Health Plan Management Services: Cost of services increased 21% from fiscal 1997 to fiscal 1998 (from $44,640,000 to $53,969,000), and increased 17%
from  fiscal  1996 to  fiscal  1997  (from  $38,106,000  to  $44,640,000).  As a percentage of health plan management revenues, cost of services increased from 71% in fiscal 1997 to 77% in fiscal 1998. The increase in fiscal 1998 of cost of services as a percentage of revenues was primarily due to additional costs related to payroll and expenses for increased business, including depreciation and amortization, the start up of a major client in April 1998, and a change of accounting principles (described in Note 2 in the Notes to Consolidated Financial Statements) at the beginning of fiscal 1998.

Cost of Managed Care Operations: The cost of managed care operations increased by $23,625,000 in fiscal 1998 over fiscal 1997 due to the managed care operations beginning in April 1998. As a percentage of managed care revenues, this cost in fiscal 1998 was 98%.

Selling, Marketing and Administration: Selling, marketing and administration expenses increased 6% from fiscal 1997 to fiscal 1998 (from $13,691,000 to $14,558,000), and increased 9% from fiscal 1996 to fiscal 1997 (from $12,602,000 to $13,691,000). This expense as a percentage of health plan management revenues (23%, 22%, and 21%) for fiscal 1996, fiscal 1997 and fiscal 1998, respectively. The increases were due primarily to additional staff, travel, commission, bad debts, insurance, training programs and other expenses.

Interest Expense: Interest expense decreased 9% from fiscal 1997 to fiscal 1998 (from $535,000 to $489,000), and decreased as a percentage of revenue from 0.9% to 0.5%. Interest expense decreased 24% from fiscal 1996 to fiscal 1997 (from $708,000 to $535,000) and decreased as a percentage of revenue from 1.3% to 0.9%. Interest expense was impacted in fiscal 1998 and fiscal 1997 by lower interest rates and lower average principal balances outstanding.

Merger Termination Costs : On March 10, 1997, the Company and HealthPlan Services Corporation (HPS) announced that the merger agreement dated September 12, 1996, had been terminated by mutual arrangement. In the quarter ended March 31, 1997, the Company recorded a one-time charge of $390,000 for the write-off of costs related to the terminated merger agreement with HPS.

Income Taxes: Income taxes decreased in fiscal 1998 from fiscal 1997 by $545,000, or 39% (from $1,413,000 to $868,000), and increased in fiscal 1997 from fiscal 1996 by $160,000,  or 13% (from $1,253,000 to $1,413,000)  primarily due to fluctuations in levels of income before income taxes and cumulative effect of accounting change. Net income had been reported as fully taxed in fiscal year 1998, 1997 and 1996 at the effective tax rate of 39%. See Note 8 in the Notes to Consolidated Financial Statements.

Cumulative effect of accounting change: See Note 2 in the Notes to Consolidated Financial Statements.


Liquidity and Capital Resources

The Company's cash flow from operations was $23,685,000 and $10,127,000 for fiscal 1998 and 1997, respectively. Cash flow from operations has exceeded net income primarily due to non-cash charges such as depreciation and amortization, deferred income taxes, cumulative effect of the accounting change and changes in operating assets and liabilities, particularly the medical services payable.

Cash has been used to invest in software and program enhancements ($9,057,000 and $7,396,000 in fiscal 1998 and fiscal 1997, respectively). The Company also acquired property and equipment of $2,734,000 and $2,966,000 for fiscal 1998 and 1997, respectively. HRM expects to continue to acquire property and equipment and enhance software and products.

HRM also used approximately $2,153,000 and $2,277,000 in fiscal 1998 and fiscal 1997, respectively, to repay principal on notes payable and capital leases. The Company borrowed $4,750,000 and $1,275,000 in fiscal 1998 and fiscal 1997, respectively. The Company received cash proceeds of $784,000 and $775,000 in fiscal 1998 and fiscal 1997, respectively, from stock option exercises for common stock by current or former employees and directors, and $2,500,000 from the sale of 200,000 shares of unregistered common stock in fiscal 1997.

The Company's current ratio was 1.1 at June 30, 1998, and 1.8 at June 30, 1997. The Company's working capital was $3,474,000 and $8,578,000 at June 30, 1998 and 1997, respectively.

The Company has a net operating loss carryforward of approximately $14,500,000 for income tax purposes at June 30, 1998, which can be used to reduce taxable income and reduce the current cash flow necessary to pay taxes.

The Company believes that its cash and cash flow from operations, together with credit facilities which the Company has obtained, will be sufficient to finance the Company's anticipated normal expansion in fiscal 1998. The Company has a term loan and revolving loan (principal balance of $3,742,000 and $3,000,000, respectively as of June 30, 1998) with its bank and a revolving credit facility expiring January 31, 1999, under which the Company may borrow an additional $3,258,000 at June 30, 1998. The revolving credit and term loan are secured by liens on the assets of the Company. In light of changes in the Company's accounting policy and in the Company's core business, the Company did not meet three covenants under its bank loan documents (namely; consolidated net worth, consolidated leverage ratio and consolidated cash flow leverage) at June 30, 1998. Management has discussed these covenants with the bank and the bank has indicated orally that it has waived these covenants at June 30, 1998 and will waive these covenants for the current fiscal year.

Year 2000

The Company is reliant on technology to deliver its managed healthcare services. If a computer system or software application used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the year "2000," the results could conceivably have a material adverse effect on the Company.

Management is monitoring a program to prepare the Company's computer systems or software applications and external relationships for the year 2000. Utilizing a national consulting firm, the Company has completed a systematic survey of its hardware, software and facilities. A strategy for achieving compliance for each system component has been prepared. Costs of the Company's Year 2000 Project through June 30, 1999, are estimated at approximately $1.4 million of which approximately $.3 million has been incurred through June 30, 1998. The cost of the Year 2000 Project will be expensed as incurred.

The Company has targeted its Year 2000 efforts to address the critical systems that support and interface with our clients and vendors. The Company is in the process of requesting information from critical vendors regarding their state of readiness. As of June 30, 1998, QualityFIRST(R) is Year 2000 ready in that it processes four-digit year dates. The Company's claims system is scheduled to complete Year 2000 testing in the Fall of 1998 and the remediation of the care management system is scheduled to be completed in the quarter ending June 30, 1999. There ae expected to be ongoing maintenance tasks which will continue into the year 2000. These tasks are not expected to be significant.

Successful completion of the Company's Year 2000 Project is affected by many factors, and the information contained in this statement is based on management's best estimates. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated based on factors such as availability and cost of personnel trained in this area, the ability to identify relevant computer codes, and the impact of the Company's external relationships. The Company will be using contingency plans already in place and will be developing additional and/or supplemental contingency plans where necessary in an effort to be prepared should a Year 2000 issue arise.

Forward Looking Statements

Forward looking statements in this report reflected as expectations, plans, anticipations, prospects or future estimates are subject to the risks and the uncertainties present in the Company's business and the competitive healthcare market place where clients and vendors commonly experience mergers or acquisitions, reconciliations, volume fluctuations, participant enrollment fluctuations, fixed price contracts, contract disputes, contract modifications, contract renewals and non-renewals, various business reasons for delaying contract closings, and the operational challenges of matching case volume with optimum staffing, having fully trained staff, having computer and telephonic supported operations and managing turnover of key employees and outsourced services to performance standards. While occurrences of these risks, and others detailed in this report and the Company's other SEC reports, cannot be predicted exactly, such occurrences can be expected to have an impact on the Company's anticipated level of revenue growth or profitability.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company's market risk is limited to interest rate risk on unpaid term and revolving loans and capital lease obligations. The risk to the Company is not material since such debt has floating rates.


Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of the Company and its subsidiaries are included in a separate section of this report. See Part IV, Item 14.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

The following table provides certain information with respect to all directors of the Company.

Name of Director                     Current Position(s)              Principal Occupation(s)             Director
(Class)                    Age          with Company                   During Past Five Years               Since

Gary T. McIlroy, M.D.       58    Chairman of the Board,     Chairman and Chief Executive Officer of        1977
(Class C)                         Chief Executive Officer    the Company since 1977.  Dr. McIlroy is
                                  and Director               married to Marlene O. Travis.

Marlene O. Travis           59    President, Chief           President of the Company since 1987 and        1977
(Class B)                         Operating Officer,         Chief Operating Officer of the Company
                                  Secretary and Director     from 1987 to 1992 and since June 1993;
                                                             and Chief Administrative Officer from
                                                             1992 to June 1993.  Ms. Travis is married
                                                             to Gary T. McIlroy, M.D.

Gary L. Damkoehler          59    Director                   Chairman, Chief Executive Officer and          1996
(Class A)                                                    President since 1988 of JSA Healthcare
                                                             Corporation of St. Petersburg, Florida, a
                                                             direct provider of healthcare services.

Raymond G. Schultze,        64    Director                   Professor of Medicine at the UCLA School       1996
M.D. (Class A)                                               of Medicine from 1978 to 1997. Dr. Schultze
                                                             served as Director of the UCLA Medical
                                                             Center from 1980 to 1995, and Administrative
                                                             Vice Chancellor for UCLA from 1986 to
                                                             1992. Dr. Schultze currently is providing
                                                             consulting services to the County of
                                                             Los Angeles for the re-engineering of
                                                             their healthcare system.

Vance Kenneth Travis        72    Director                   Chairman of the Board of Triad                 1984
(Class B)                                                    International, Inc., a plant engineering
                                                             and project management operation for
                                                             petro-chemical and refinery process
                                                             plants located in Calgary, Alberta,
                                                             Canada.  Mr. Travis is Marlene Travis'
                                                             uncle.

Ronald R. Hahn              54    Director                   Chairman and President, ESE Partners,          1992
(Class C)                                                    LLC, a venture capital management
                                                             company, since 1996 and President of
                                                             Stroben & Hahn, Inc., a venture
                                                             capital management company, since
                                                             1981.  Consultant regarding the U.S.
                                                             healthcare industry to Union d'Etudes
                                                             et d'Investissements ("UI"), the
                                                             merchant banking subsidiary of Credit
                                                             Agricole. Mr. Hahn currently serves on
                                                             the Board of Directors of Protein Databases,
                                                             Inc., a publicly traded computer software
                                                             company, and JAMS/Endispute, a provider of
                                                             dispute  resolution services.

Robert L. Montgomery        61    Director                   President-Western Division of Sutter           1993
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

The Company's Articles of Incorporation provide for the election of three classes of directors with terms staggered so as to require the election of only one class of directors each year. The term of the Class A directors expires at the 1999 annual meeting, the term of the Class B directors expires at the 2000 annual meeting, and the term of the Class C Directors expires at the 2001 annual meeting.

Executive Officers

The following sets forth the names and ages of current executive officers of the Company, in addition to information regarding their positions with the Company, their periods of service in such positions, and their business experience for at least the past five years.

Name                           Age                         Position

Gary T. McIlroy, M. D.         58       Chairman of the Board, Chief Executive
                                        Officer and Director

Marlene O. Travis              59       President, Chief Operating Officer,
                                        Secretary and Director

Thomas P. Clark                50       Senior Vice President, Finance and Chief
                                        Financial Officer

Adele M. Kimpell               52       Executive Vice President, Health Plan
                                        and Systems Development

Gerald E. Osband               50       Executive Vice President, Corporate
                                        Medical Director

Russell A. Peterson            57       Chief Information Officer

William M. Smith               38       Vice President, Managed Care Sales

Steven K. Isaacs               43       Vice President, Indemnity Sales

Michael T. McKim               54       Vice President and General Counsel

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

Thomas P. Clark , joined the Company as Controller in 1985, and has been Senior Vice President, Finance and Chief Financial Officer of the Company since 1986. From 1976 to 1985, Mr. Clark maintained his own public accounting practice. Prior to such time Mr. Clark was an accountant with the accounting firms of KPMG Peat Marwick and Breitman, Orenstein & Schweitzer.

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

Gerald E. Osband, M.D., joined the Company as Executive Vice President andCorporate Medical Director in January 1998. Prior to joining the Company, Dr. Osband was Vice President of Medical Affairs Company in Wausau, Wisconsin from 1991 to 1998. Dr. Osband served as a Family Practice physician for Family Health Specialists from 1981 to 1991. Dr. Osband received his B.A. degree from the University of California-Los Angeles, and holds an M.D. degree from the University of California San Francisco. He is a member of the American College of Physician Executives, American Academy of Family Physicians and the American Medical Association.

Russell A. Peterson, became Chief Information Officer in April 1998. Mr. Peterson joined the Company as Vice President, Applications Software in March 1993. Prior to joining the Company, Mr. Peterson was a director for Medtronic, Inc. in Fridley Minnesota from 1989 to 1992. Mr. Peterson received his B.A. degree from Macalester College in 1963 and his MBA from the University of St. Thomas in 1979.

William M. Smith, joined the Company as Vice President, Managed Care Markets in June 1997. Prior to joining the Company, Mr. Smith was Vice President, Sales and Marketing for Healthsource, Inc. in Aurora, OH from 1992 to 1997. He also served as Sales District Manager for Plymouth Savings Bank in Foxborough, MA from 1988 to 1992. Mr. Smith received his B.S.B.A. from Central Michigan University in 1983.

Steven K. Isaacs joined the Company as Vice President, Sales, Payer Markets in September 1997. Prior to joining the Company, Mr. Isaacs served as Vice President, Group Sales, for Ameritas Life Insurance Corporation from 1993 to 1997. He also served as Regional Vice President for Fortis Benefits Insurance Company in Kansas City, MO from 1986-1993. Mr. Issacs received his B.S.B.A. from the University of Nebraska in 1978.

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

Based on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from July 1, 1997 through June 30, 1998, all Section 16(a) filing requirements applicable to its current and former officers, directors, and greater than ten-percent beneficial owners were complied with except that one Form 5 was filed late by Robert Montgomery.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the cash and noncash compensation for each of the last three fiscal years, of the Company's Chief Executive Officer and the four other highest paid executive officers of the Company whose salary and bonus for fiscal 1998 exceeded $100,000.

                                                                         Long-Term Compensation
                                                                   ---------------------------------
                                    Annual Compensation                    Awards
                          --------------------------------------   ----------------------
                                                         Other
                                                         Annual    Restircted  Securities
                                                        Compen-      Stock     Underlying     LTIP       All Other
Name and Position         Year    Salary      Bonus    sation(1)     Awards      Options     Payouts   Compensation
-----------------         ----    ------      -----    ---------   ----------  ----------    -------   ------------
Gary T. McIlroy, M.D.     1998    $278,000  $    0(2)  $9,837(10)                40,000(4)                $23,484(6)
   Chairman & CEO          1997   $278,000  $    0(2)  $9,395(10       0         15,000(2)      0         $23,150(6)
                                                                                 40,000(4)
                           1996    278,000     13,510   9,395(10)      0         33,138(3)      0          22,655(6)


Marlene Travis             1998   $250,000       0(2)   9,837(10)                30,000(4)                 20,336(7)
   President & COO         1997    250,000       0(2)   9,395(10)      0         12,500(2)      0          20,150(7)
                                                                                 33,333(4)
                           1996    222,000     13,510   9,395(10)      0         23,298(3)      0          19,655(7)


Thomas P. Clark            1998   $200,000       0(2)  10,902(10)                30,000(4)                  9,555(8)
   CFO                     1997    200,000       0(2)  10,460(10)      0         10,000(2)      0           9,150(8)
                                                                                 26,667(4)
                           1996    167,500     11,580  10,460(10)      0         17,759(3)      0           8,655(8)


Adele M. Kimpell           1998   $156,420       0(2)                             3,600(4)                  3,361(5)
   Executive V.P.,         1997    153,542       0(2)      0           0          4,000(2)      0           2,663(5)
   Health Plan                                                                    9,000(4)
   and System              1996    128,169      6,000      0           0          5,000(3)      0           1,882(5)
   Development


William M. Smith           1998    128,181     15,000      0           0          6,000(4)      0          11,074(9)
   Vice President
   Managed Care Sales

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

(5)  The Company matching contribution under its 401(k) Salary Savings Plan.

(6) The amount reflected includes $2,655, $3,150, and $3,484 as Company matching contributions under its 401(k) Salary Savings Plan or other retirement payments for fiscal 1996, 1997, and 1998, respectively, and $20,000 per year for the total premiums paid by the Company on the life insurance policy covered by the Split-Dollar Agreement referred to below in "Employment Agreements" for fiscal 1996, 1997 and 1998, respectively.

(7) The amount reflected includes $2,655, $3,150, and $3,336 as Company matching contributions under its 401(k) Salary Savings Plan or other retirement payments for fiscal 1996, 1997 and 1998, respectively, and $17,000 per year for a total premiums paid by the Company on the life insurance policy covered by the Split-Dollar Agreement referred to below in "Employment Agreements" for fiscal 1996, 1997 and 1998, respectively.

(8) The amount reflected includes $2,655, $2,150, and $3,555 as Company matching contributions under its 401(k) Salary Savings Plan or other retirement payments for fiscal 1996, 1997 and 1998, respectively, and $6,000 per year for the total premiums paid by the Company on the life insurance policy covered by the Split-Dollar Agreement referred to below in "Employment Agreements" for fiscal 1996, 1997 and 1998, respectively.

(9) The amount reflected includes $2,492 as Company matching contributions under its 401(k) Salary Savings Plan for 1998 and moving allowance of $8,582.

(10) Includes auto allowance and medical coverage.

The following two stock option tables summarize option grants and exercises during fiscal 1998 for the Chief Executive Officer and other named executive officers, and the values of options granted during fiscal 1998 and held by such persons at June 30, 1998.

                       Stock Option Grants in Fiscal 1998

                                                                         Potential Realizable Value at Assumed Annual
                                                                       Rates of Stock Price Appreciation for Option Term
                                                                         ---------------------------------------------
                                   Individual Grants                            5%(3)                   10%(3)
                    -------------------------------------------------    ---------------------    --------------------
                    Number of    % of Total
                    Securities    Options
                    Underlying   Granted to
                    Options      Employees    Exercise    Expiration      Stock                   Stock
       Name          Granted     in Fiscal    or Base      Date(1)        Price    Gain           Price      Gain
                                    Year        Price
-----------------   ----------   ----------   --------    ----------     -------   -------        ------   -------

Gary McIlroy, M.D.   40,000(1)       16.8%     $12.625    06/30/02        $15.60   $119,000       $19.10  $259,000

Marlene Travis       30,000(1)       12.6%     $12.625    06/30/02        $15.60    $89,250       $19.10  $194,220

Thomas P. Clark      30,000(1)       12.6%     $12.625    06/30/02        $15.60    $89,250       $19.10  $194,250

Adele M. Kimpell      3,600(1)        1.5%     $12.625    06/30/02        $15.60    $10,710       $19.10   $23,310

William M. Smith      6,000(2)        2.5%     $12.875    06/30/02        $16.24    $20,190       $20.26   $44,310

(1) One-third of the stock options granted as a long-term incentive to the individuals become exercisable one year after January 1, 1998, the date of grant, and the next two anniversaries of the date of grant. Under the terms of the Plan, the Board may provide for the protection of all optionees to whom options have been granted in the event of a merger, liquidation, reorganization or similar transaction.

(2) One-third of the stock options granted as a long-term incentive became exercisable one year after September 24, 1997, the date of grant, and on the next two anniversaries of the date of grant. Under the terms of the Plan, the Board may provide for the protection of all optionees to whom options have been granted in the event of a merger, liquidation, reorganization or similar transaction.

(3) The stock price is calculated using a 5% and 10% rate of appreciation (solely for illustrative purposes) for the term of the option, compounded annually. The gain is the difference between the resulting illustrative compounded stock price and the exercise price times the number of options granted.



                    Aggregated Option Exercises in Fiscal 1998 and Fiscal Year-End Option Value

                                                                Number of Securities
                                                               Underlying Unexercised       Value of Unexercised
                                                                  Options at Fiscal         In-the-Money Options
                               Shares Acquired        Value     Year-End Exercisable/      at Fiscal Year-End(1)
                               on Exercise          Realized        Unexercisable         Exercisable/Unexercisable
                               ---------------      --------   ----------------------     -------------------------
Gary T. McIlroy, M.D.            20,000              $122,500      103,188/74,950            $683,110/$218,391
Marlene Travis                   15,000               $91,615       81,585/58,046            $536,154/$165,418
Thomas P. Clark                  15,000               $68,445       32,209/52,217            $160,848/$146,489
Adele M. Kimpell                   --                  --           10,750/10,850             $50,188/$30,512
William M. Smith                   --                  --            2,000/4,000               $4,750/$9,500

(1) Market value of underlying securities at June 30, 1998 ($15.25), the closing price of the Common Stock, minus the exercise price.

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

In addition, a nonemployee director may elect in writing to receive a nonqualified stock option in lieu of all or any portion of the annual retainer and meeting fees to which such director may be entitled and which would otherwise be payable to such director during the fiscal year for which the election has been made. The number of shares subject to such option is determined by dividing the total dollar amount specified in the election by 75% of the fair market value of the Company's Common Stock as of the date the option is granted, which shall be the last day of the fiscal year for which the election has been made. Any election by the nonemployee director to receive a nonqualified stock option in lieu of annual retainer and meeting fees must be made prior to the date the option is granted.

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

Employment Agreements

The Company has an Employment Agreement, dated June 20, 1996, with Gary T. McIlroy, M.D. whereby Dr. McIlroy will continue to serve as Chief Executive Officer with the term continuing indefinitely unless terminated under the terms of the Agreement. Dr. McIlroy received a base salary for fiscal 1998 of $278,000 (subject to increase upon annual review by the Compensation Committee of the Board) and is eligible to receive an annual incentive bonus under the Executive Incentive Plan. The Employment Agreement is terminable by the Company for cause, in which case the Company is obligated to pay only Dr. McIlroy's accrued base salary and a portion of annual incentive bonus for the fiscal year in which his termination occurs. The Agreement is also terminable by the Company upon thirty
(30) days written notice, without cause, in which case the Company is obligated to (i) pay the then-current annualized base salary and provide health, dental, life and other benefits for a twenty-four month period; (ii) pay out-placement services; (iii) pay a portion of any annual incentive bonus for the fiscal year in which his termination occurs; and (iv) transfer to Dr. McIlroy all cash value and life insurance policies owned by the Company. In the event Dr. McIlroy resigns for "good reason" or within twelve (12) months after a "change of control" of the Company, the Company is obligated to make all of the payments and provide all of the benefits described in the preceding sentence, and shall accelerate the vesting of all stock options which shall then remain exercisable until the options expire. The Agreement also addresses the benefits payable and the treatment of the life insurance policies owned by the Company upon termination for death or disability and, in the event of disability, provides for supplemental disability payments and health, dental and life benefits for a twelve (12) month period.

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

The Company has an Employment Agreement, dated June 21, 1996, with Marlene Travis whereby Ms. Travis will continue to serve as President and Chief
Operating Officer with the term continuing indefinitely unless and until terminated under the terms of the Agreement. Ms. Travis received a base salary for fiscal 1998 of $250,000 (subject to increase upon annual review by the Chief Executive Officer) and is eligible to receive an annual incentive bonus under the Executive Incentive Plan. The Employment Agreement is terminable by the Company for cause, in which case the Company is obligated to pay only Ms. Travis' accrued base salary and a portion of any annual incentive bonus for the fiscal year in which her termination occurs. The Agreement is also terminable by the Company upon thirty (30) days written notice, without cause, in which case the Company is obligated to (i) pay the then-current annualized base salary and provide health, dental, life and other benefits for a twenty-four (24) month period; (ii) pay out-placement services; (iii) pay a portion of any annual incentive bonus for the fiscal year in which her termination occurs; and (iv) transfer to Ms. Travis all cash value and life insurance policies owned by the Company. In the event Ms. Travis resigns for "good reason" or within twelve (12) months after a "change of control" of the Company, the Company is obligated to make all of the payments and provide all of the benefits described in the preceding sentence and shall accelerate the vesting of all stock options which shall then remain exercisable until the options expire. The Agreement also addresses the benefits payable and the treatment of the life insurance policies owned by the Company upon termination for death or disability and, in the event of disability, provides for supplemental disability payments and health, dental and life benefits for a twelve (12) month period.

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

The Company has an Employment Agreement dated June 21, 1996, with Thomas P. Clark whereby Mr. Clark will continue to serve as Chief Financial Officer, with the term continuing indefinitely unless and until terminated under the terms of the Agreement. Mr. Clark received an annual base salary for fiscal 1998 of $200,000 (subject to increase upon annual review by the Chief Executive Officer) and is eligible to receive an annual incentive bonus under the Executive Incentive Plan. The Employment Agreement is terminable by the Company for cause, in which case the Company is obligated to pay only Mr. Clark's accrued base salary and a portion of any annual incentive bonus for the fiscal year in which his termination occurs. The Agreement is also terminable by the Company upon thirty (30) days written notice, without cause, in which case the Company is obligated to (i) pay the then-current annualized base salary and provide health, dental, life and other benefits for a twenty-four (24) month period; (ii) pay out-placement services; (iii) pay a portion of any annual incentive bonus for the fiscal year in which his termination occurs; and (iv) transfer to Mr. Clark all cash value and life insurance policies paid by the Company. In the event Mr. Clark resigns for "good reason" or within twelve (12) months after a "change of control" of the Company, the Company is obligated to make all of the payments and provide all of the benefits described in the preceding sentence and shall accelerate the vesting of all stock options which shall then remain exercisable until the options expire. The Agreement also addresses the benefits payable and the treatment of the life insurance policies owned by the Company upon termination for death or disability and, in the event of disability, provides for supplemental disability payments and health, dental and life benefits for a twelve (12) month period.

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

Performance Graph

Set forth below are line graphs comparing the Company's cumulative total shareholder return on the Company's Common Stock, from June 30, 1993, through June 30, 1998, with the cumulative total return of The Nasdaq Market Index (U.S. Companies) and of the selected peer group (the "SIC Peer Group Index"). The SIC Peer Group Index includes all Nasdaq companies which are in the same three-digit SIC ("Standard Industrial Classification") labeled 632 Accident and Health Insurance and Medical Service Plans.


                        06/30/93       06/30/94       06/30/95        06/30/96       06/30/97       06/30/98
                        --------       --------       --------        --------       --------       --------
HRM                      100.00          76.47         123.53          123.53         158.82         179.41
Peer Group Index         100.00         112.39         113.98          147.80         192.45         203.24
Nasdaq Market            100.00         109.66         128.61          161.89         195.02         258.52

The Nasdaq Market Index and SIC Peer Group Index is provided by Media General Financial Services. The Peer Group includes the following companies: Aetna, Inc.; AFLAC Incorporated; American Medical SEC Inc., Chartwell RE Corp.; Citizens Financial Corp.; Compdent Corporation; Conseco, Inc. Everest Reinsurance Hld.; First Commonwealth of America; Health Power, Inc.; Humana,
Inc.; Maxicare Health Plans; Medical Control, Inc.; Mid Atlantic Medical Services, Inc.; Oxford Health Plans, Inc.; Pacificare Health Services, Inc.; Penncorp Financial Group; Physicians Health Services; Reinsurance Group of America RightChoice Managed Care; Safeguard Health Enterprises; Sierra Health Services, Inc.; Torchmark Corporation; Transamerica Corporation; Trigon Healthcare, Inc.; United Dental Care, Inc.; United Healthcare Corporation; Unum Corporation; and Westbridge Capital Corp.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the number of shares of the Company's Common Stock beneficially owned by each person known to the Company to beneficially own more than 5% of the Company's Common Stock, by each of the Company's current directors, by each executive officer named in the Summary Compensation Table (on page 21), and by all of the Company's current directors and current executive officers as a group, as of September 18, 1998.

Name of Director, Executive Officer   Number of Shares Beneficially   Percent of
or Identity of Group                             Owned(1)                Class
-----------------------------         -----------------------------   ----------

Chiplease, Inc.                                   672,500(2)             14.69%
 640 N. LaSalle Street, Suite 300
 Chicago, IL 60610

Summit Capital Management, LLC                    507,108(3)             11.03%
 601 Union Street Suite 3900
 Seattle, WA 98101

NOLA, LLC                                         643,738(4)             14.05%
 916 Sommerset Street
 Watchung, NJ 07060

Dimensional Fund Advisors, Inc.                   237,800(5)              5.17%
 1299 Ocean Avenue, 11th Floor
 Santa Monica, CA 90401

Gary T. McIlroy, M.D.                             311,158(6)              6.62%
 8000 West 78th Street
 Minneapolis, MN 55439

Marlene Travis                                    356,533(7)              7.62%
 8000 West 78th Street
 Minneapolis, MN 55439

Thomas P. Clark                                    79,777(8)              1.72%

Adele M. Kimpell                                   10,750(9)               *

W. Michael Smith                                   2,000(10)               *

Vance Kenneth Travis                              10,344(11)               *

Ronald R. Hahn                                    11,401(12)               *

Robert L. Montgomery                              15,771(13)               *

Gary L. Damkoehler                                10,168(14)               *

Raymond G. Schultze, M.D                           3,168(15)               *

All Current Executive Officers and
   Current Directors as a
   Group (14 persons)                            822,504(16)             16.63%

-----------

 *       Less than one percent.

(1) Except as otherwise noted, each person or group named in the table has sole voting and investment power with respect to all shares of Common Stock listed opposite the name of such person or group. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of September 18, 1998, or within 60 days of such date are treated as outstanding only when determining the amount and percent owned by such person or group named in the table.

(2) Includes 672,500 shares for which Chiplease, Inc. represents it has sole voting power and which was owned on August 28, 1998, the date of the most recent Schedule 13D received by the Company from such shareholder.

(3) Includes 507,108 shares for which Summit Capital Management, LLC represents it has sole voting power and which was owned on March 13, 1998, the date of the most recent Schedule 13D received by the Company from such shareholder.

(4) Includes 643,738 shares for which NOLA, LLC represents it has sole voting power and which was owned on September 14, 1998, the date of the most recent Schedule 13D received by the Company from such shareholder.

(5) In its most recent Schedule 13G filing with the Securiites and Exchange Commission on February 28, 1998, Dimensional Fund Advisors, Inc.
         represents it has sole voting power as to 158,700 of such shares and sole dispositive power over all such shares.

(6) The number of shares set forth in the above table (I) includes 207,970 shares held by Gary T. McIlroy Revocable Trust, for which Dr. McIlroy is grantor and trustee, (ii) includes 103,188 shares which Dr. McIlroy has the right to acquire upon exercise of options, (iii) excludes 75 shares beneficially owned by Dr. McIlroy's and Ms. Travis' adult children, and (iv) excludes the shares beneficially owned by Ms.
         Travis. Dr. McIlroy disclaims beneficial ownership of such excluded shares.

(7) The number of shares set forth in the above table (i) includes 274,948 shares held by the Marlene O. Travis Revocable Trust, for which Ms. Travis is grantor and trustee, (ii) includes 81, 585 shares which Ms. Travis has the right to acquire upon exercise of options, (iii) excludes 75 shares beneficially owned by Ms. Travis' and Dr. McIlroy's adult children, and (iv) excludes the shares beneficially owned by Dr. McIlroy. Ms. Travis disclaims beneficial ownership of such excluded shares.

(8) Includes 47,568 shares held by Mr.Clark and 32,209 shares which Mr. Clark has the right to acquire upon exercise of options.

(9) Includes 10,500 shares which Ms. Kimpell has the right to acquire upon exercise of options.

(10) Includes 2,000 shares which Mr. Smith has the right to acquire upon exercise of options.

(11) Includes 4,643 shares held by Mr. Travis and 5,701 shares which Mr. Travis has the right to acquire upon exercise of options.

(12) Includes 7,600 shares held by Mr. Hahn and 3,801shares which Mr. Hahn has the right to acquire upon exercise of options.

(13) Includes 9,163 shares held by Mr. Montgomery and 6,608 shares which Mr. Montgomery has the right to acquire upon exercise of options.

(14) Includes 7,000 shares held by Mr. Damkoehler and 3,168 shares which Mr. Damkoehler has the right to acquire upon exercise of options.

(15) Includes 3,168 shares which Mr. Schultze has the right to acquire upon exercise of options.

(16) Includes 559,542 shares held by the current officers and directors, and 262,962 shares that current executive officers and directors as a group have the right to acquire as of September 18, 1998, or within 60 days of such date, upon exercise of options.

Item 13. Certain Relationships and Related Transactions.

None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      Documents filed as part of this report.

         (1) Financial Statements. The financial statements listed below are included in this Annual Report on Form 10-K on the pages indicated.

                                                                    Page in this
                                                                      Form 10-K

              Report of Independent Auditors..............................    44

              Consolidated Balance Sheets as of June 30, 1998
              and 1997....................................................    46

              Consolidated Statements of Operations for the years
              ended June 30, 1998, 1997 and 1996..........................    47

              Consolidated Statements of Changes in Shareholders'
              Equity for the years ended June 30, 1998, 1997
              and 1996....................................................    48

              Consolidated Statements of Cash Flows for the years
              ended June 30, 1998, 1997 and 1996..........................    49

              Notes to Consolidated Financial Statements..................    50

         (2) Financial Statement Schedules. The following schedule is included in this Annual Report on Form 10-K on the pages indicated.

                                                                    Page in this
                                                                       Form 10-K

              II.  Valuation and Qualifying Accounts......................    63

              Schedules I, III, IV, and V are omitted for the reason that they are not applicable, not required or the information is presented in the consolidated financial statements or related notes.

(3)      Exhibits.

3.1 Amended and Restated Articles of Incorporation, as amended to date -- incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 0-18902).

3.2 Composite Bylaws of the Company, as of May 17, 1997--incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 (SEC File No. 0-18902)

4.1 Specimen form of the Company's Common Share Certificate -- incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (SEC File No. 33-37595).

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

10.3* Employment Agreement dated as of June 20, 1996 between Health Risk Management, Inc. and Dr. Gary T. McIlroy -- incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

10.4* Split Dollar Agreement dated as of June 5, 1991 between Health Risk Management, Inc. and Dr. Gary T. McIlroy and the Amendment to Split Dollar Agreement dated July 28, 1992 between Health Risk Management, Inc. and Gary T. McIlroy -- incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

10.5* Employment Agreement dated as of June 21, 1996 between Health Risk Management, Inc. and Marlene O. Travis -- incorporated by reference to
         Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

10.6* Split Dollar Agreement dated as of June 5, 1991 between Health Risk Management, Inc. and Marlene O. Travis and the Amendment to Split Dollar Agreement dated July 28, 1992 between Health Risk Management, Inc. and Marlene O. Travis -- incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

10.7* Employment Agreement dated June 21, 1996 between Health Risk Management, Inc. and Thomas P. Clark -- incorporated by reference to
         Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

10.8* Split Dollar Agreement dated as of September 1, 1991 between Health Risk Management, Inc. and Thomas P. Clark -- incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

10.9* Health Risk Management, Inc. 1990 Stock Option Plan -- incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (SEC File No. 33-37595).

10.10* Form of Stock Option Agreement to be used pursuant to 1990 Stock Option Plan -- incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991 (SEC File No. 0-18902).

10.11 Second Amendment to Lease dated January 8, 1992 for the Lease Agreement dated August 14, 1987 between The Mutual Life Insurance Company of New York and Health Risk Management, Inc., related to the Company's offices at 7900 West 78th Street, Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended june 30, 1992 (SEC File No. 0-18902).

10.12 Third Amendment to Lease dated January 8, 1992 for the Lease Agreement dated August 14, 1987 between The Mutual Life Insurance Company of New York and Health Risk Management, Inc., related to the Company's offices at 8000 West 78th Street, Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

10.13* Amended and Restated 1992 Long-Term Incentive Plan--incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 (SEC File No. 0-18902).

10.14* Form of Non-Employee Director Initial/Annual Option Agreement under the 1992 Long-Term Incentive Plan -- incorporated by reference to Exhibit
         10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

10.15* Form of Non-Employee Director Elective Option Agreement under the 1992 Long-Term Incentive Plan -- incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

10.16* Form of Incentive Stock Option Agreement under the 1992 Long-Term Incentive Plan -- incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

10.17* Form of Non-Qualified Stock Option Agreement under the 1992 Long-Term Incentive Plan -- incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

10.18* Form of Performance Unit Award under the 1992 Long-Term Incentive Plan -- incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

10.19* Deferred Compensation Plan for Directors -- incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

10.20* Executive Incentive Plan -- incorporated by reference to the description of such Plan as set forth under "Compensation Pursuant to Plans - Executive Incentive Plan" in the Company's Proxy Statement for its 1992 Annual Meeting of Shareholders (SEC File No. 0-18902).

10.21 Lease Agreement dated January 11, 1993 between Thomas L. Koster, Inc., d/b/a/ Realvesco Properties and Health Risk Management, Inc., as amended by First Amendment to Lease Agreement dated January 29, 1993, related to the Company's offices at 5250 Lovers Lane, Portage, Michigan -- incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (SEC File No. 0-18902).

10.22 Second Amendment to Lease dated July 22, 1997 for the Lease Agreement dated January 11, 1993 between Thomas L. Koster, Inc., d/b/a/ Realvesco Properties and Health Risk Management, Inc., related to the Company's offices at 5250 Lovers Lane, Portage, Michigan--incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 (SEC File No. 0-18902).

10.23 Fourth Amendment to Lease dated July 12, 1993 for the Lease Agreement dated August 14, 1987 between The Mutual Life Insurance Company of New York and Health Risk Management, Inc., related to the Company's offices at 7900 and 8000 West 78th Street, Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (SEC File No. 0-18902).

10.24 Fifth Amendment to Lease dated May 12, 1994 for the Lease Agreement dated August 14, 1987 between The Mutual Life Insurance Company of New York and Health Risk Management, Inc., related to the Company's offices at 8000 West 78th Street, Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (SEC File No. 0-18902).

10.25 Sixth Amendment to Lease dated October 18, 1995 for the Lease Agreement dated August 14, 1987 between The Mutual Life Insurance Company of New York and Health Risk Management, Inc., related to the Company's offices at 8000 West 78th Street, Minneapolis, Minnesota--incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 (SEC File No. 0-18902).

10.26 Third Amendment to Lease dated May 12, 1994 for the Lease Agreement dated August 14, 1987 between The Mutual Life Insurance Company of New York and Health Risk Management, Inc., related to the Company's offices at 7900 West 78th Street, Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (SEC File No. 0-18902).

10.27 Fourth Amendment to Lease dated October 18, 1995 for the Lease Agreement dated August 14, 1987 between The Mutual Life Insurance Company of New York and Health Risk Management, Inc., related to the Company's offices at 7900 West 78th Street, Minneapolis, Minnesota--incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 (SEC File No. 0-18902).

10.28 Revolving Credit and Term Loan Agreement dated June 24, 1994 between First Bank National Association and Health Risk Management, Inc. -- incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (SEC File No. 0-18902).

10.29 First Amendment to Revolving Credit and Term Loan Agreement dated March 31, 1995 for the Revolving Credit and Term Loan Agreement dated June 24, 1994 between First Bank National Association and Health Risk Management, Inc. -- incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (1994 (SEC File No. 0-18902).

10.30 Second Amendment to Revolving Credit and Term Loan Agreement dated January 19, 1996 for the Revolving Credit and Term Loan Agreement dated June 24, 1994 between First Bank National Association and Health Risk Management, Inc. -- incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

10.31 Third Amendment to Revolving Credit and Term Loan Agreement dated January 31, 1997 for the Revolving Credit and Term Loan Agreement dated June 24, 1994 between First Bank National Association and Health Risk Management, Inc--incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 (SEC File No. 0-18902).

10.32 Security Agreement dated June 24, 1994 relating to Revolving Credit and Term Loan Agreement of same date -- incorporated by reverence to
         Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (SEC File No. 0-18902).

10.33 Managed Health Care Service Agreement dated April 4, 1994 between Health Risk Management, Inc. and Hospital Corporation of America, as amended by Amendment No. 1 to the Managed Health Care Service Agreement dated May 11, 1995 between Health Risk Management, Inc. and Columbia/HCA Healthcare Corporation -- incorporated by reference to
         Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (SEC File No. 0-18903).

10.34 Second Amendment to Managed Health Care Service Agreement effective January 1, 1996 for the Managed Health Care Service Agreement dated April 4, 1994 between Health Risk Management, Inc. and Columbia/HCA Healthcare Corporation -- incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18903).

10.35 Claim Administration Service Agreement dated April 4, 1994 between Health Risk Management, Inc. and Hospital Corporation of America, as amended by Amendment No. 1 to the Claim Administration Service Agreement dated May 11, 1995 between Health Risk Management, Inc. and Columbia/HCA healthcare Corporation -- incorporated by reference to
         Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18903).

10.36 Second Amendment to Claim Administration Service Agreement effective January 1, 1996 for the Claim Administration Service Agreement dated April 4, 1994 between Health Risk Management, Inc. and Columbia/HCA Healthcare Corporation -- incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18903).

10.37 Lease Agreement dated May 26, 1989 between The Hornet Group and Health Program Managers, Inc. related to the Company's offices at 7801 Folsom Boulevard, Sacramento, California and First Amendment to Lease Agreement dated December 12, 1994 between the Hornet Group and Health Program Managers, Inc -- incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18903).

10.38 Managed Care Service Agreement dated October 29, 1996 between Health Risk Management, Inc. and Keystone Mercy Health Plan--incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 (SEC File No. 0-18902).

10.39 QualityFIRST(R) License Agreement dated July 11, 1996 between Health Risk Management, Inc. and Keystone Mercy Health Plan--incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 (SEC File No. 0-18902).

10.40 Amendment No. 1 to the Managed Care Service Agreement between Health Risk Management, Inc. and Keystone Mercy Health Plan effective October 1, 1997--incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 (SEC File No. 0-18902).

10.41    Management   Services   Agreement  dated  February  24,  1998,  between
         Pennsylvania HRM, Inc. (a wholly owned subsidiary of Health Risk Management, Inc) and Oxford Health Plans (PA), Inc.

10.42 Health Care Excess Risk Insurance Policy dated April 13, 1998, between Pennsylvania HRM, Inc. (a wholly owned subsidiary of Health Risk Management, Inc) and Kentucky Medical Insurance Company.

10.43 Lease agreement dated May 5, 1998, between MEPC O &I, Inc. and Health Risk Management, Inc. related to the Company's offices at 10900 Hampshire Avenue South, Minneapolis, Minnesota and Amendment of Lease dated September 16, 1998.

10.44 Amended and Restated Revolving Credit and Term Loan Agreement between Health Risk Management, Inc. and U.S. Bank National Association dated May 1, 1998.

18.      Letter regarding change in accounting principle.

21.      List of subsidiaries.

23.      Consent of Independent Auditors.

27.1 Financial Data Schedule for the Year ended June 30, 1998 (filed in electronic format only).

27.2 Restated Financial Data Schedule for the 3 months ended September 30, 1997 (filed in electronic format only).

27.3 Restated Financial Data Schedule for the 6 months ended December 31, 1997 (filed in electronic format only).

27.4 Restated Data Schedule for the 9 months ended March 31, 1998 (filed in electronic format only).

--------------
* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.


(b)      Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the quarter ended June 30, 1998.

                         Report of Independent Auditors

Board of Directors and Shareholders
     of Health Risk Management, Inc.

We have  audited the  accompanying  consolidated  balance  sheets of Health Risk
Management, Inc. as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Risk Management, Inc. at June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 of the consolidated financial statements, the Company changed its method of accounting for health plan management revenue during the year ended June 30, 1998.



September 23, 1998

                          HEALTH RISK MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS

                                                                                               June 30,
                                                                                  ------------------------------------
                                                                                       1998                1997
                                                                                  ---------------     ----------------
Current assets:
   Cash and cash equivalents                                                      $       20,624      $       5,349
   Accounts receivable, less of allowance for doubtful accounts of                        11,019             12,367
     $265 ($260 in 1997)
Deferred income taxes                                                                        900                350
Other                                                                                        837                989
                                                                                        --------           --------
     Total current assets                                                                 33,380             19,055

Computer software costs, less amortization of $17,940 ($12,782 in 1997)                   24,284             20,385
Property and equipment, less accumulated depreciation of
  $14,299 ($11,103 in 1997)                                                                8,670              9,215
Other assets                                                                               4,180              3,068
                                                                                         -------            -------
                                                                                  $       70,514      $      51,723
                                                                                         =======            =======

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                               $        2,125      $       1,645
   Medical services payable
                                                                                          15,452                --
Accrued expenses                                                                           3,596              3,018
Unearned revenues                                                                          3,708              3,826
Current maturities of notes payable                                                        4,429              1,134
Current portion of capitalized equipment leases                                              596                854
                                                                                        --------          ---------
     Total current liabilities                                                            29,906             10,477

Deferred income taxes                                                                      3,776              3,715
Long-Term portion of notes payable                                                         2,313              2,166
Long-Term portion of capitalized equipment leases                                            734              1,321
Commitments
Shareholders' equity:
Undesignated shares, $.01 par value, 9,700,000 authorized,  none issued Series A preferred shares, $.01 par value, 300,000 authorized, none issued Common shares,
$.01 par value, 20,000,000 shares authorized, 4,583,694
     issued and outstanding (4,478,245 in 1997)                                               46                 45
Additional paid-in capital                                                                31,728             30,945
Retained earnings                                                                          2,011              3,054
                                                                                        --------          ---------
     Total shareholders' equity                                                           33,785             34,044
                                                                                        --------          ---------
                                                                                  $       70,514      $      51,723
                                                                                        ========          =========

See accompanying notes.

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                              Year Ended June 30,
                                                      -------------------------------
                                                        1998       1997        1996
                                                      --------    --------   --------
     Revenues:
       Health plan management services                $ 70,282    $ 62,723   $ 54,507
       Managed care operations                          24,218        --         --
                                                      --------    --------   --------
        Investment income                                  337         187        158
                                                      --------    --------   --------
          Total revenues                                94,837      62,910     54,665

     Operating expenses:
        Cost of health plan management services         53,969      44,640     38,106
        Cost of managed care operations                 23,625        --         --
     Selling, marketing and administration              14,558      13,691     12,602
        Interest expense                                   489         535        708
     Merger costs                                         --           390       --
                                                      --------    --------   --------
          Total operating expenses                      92,641      59,256     51,416
                                                      --------    --------   --------

     Income before income taxes and cumulative
       effect of accounting change                       2,196       3,654      3,249

     Income taxes                                          868       1,413      1,253
                                                      --------    --------   --------

     Income before cumulative effect
       of accounting change                              1,328       2,241      1,996

     Cumulative effect of accounting change,
       net of income tax benefit of $1,342              (2,371)       --         --
                                                      --------    --------   --------

     Net income (loss)                                $ (1,043)   $  2,241   $  1,996
                                                      ========    ========   ========

     Basic earnings per share:
       Income before cumulative effect
          of accounting change                        $    .29    $    .52   $    .49
       Cumulative effect of accounting change             (.52)         --         --
                                                      --------    --------   --------
       Net income (loss)                              $   (.23)   $    .52   $    .49
                                                      ========    ========   ========
     Diluted earnings per share:
       Income before cumulative effect
          of accounting change                        $    .29    $    .50   $    .47
       Cumulative effect of accounting change             (.51)         --         --
                                                      --------    --------   --------
     Net income (loss)
                                                      $   (.22)   $    .50   $    .47
                                                      ========    ========   ========

     Pro forma net income and per share amounts
       assuming the new revenue recognition
       accounting policy is approved retroactively:
          Net income                                  $  1,328    $    859   $  2,490
          Basic earnings per share                    $    .29    $    .20   $    .61
          Diluted earnings per share                  $    .29    $    .19   $    .59

     Weighted average number of shares outstanding:
       Basic                                             4,524       4,291      4,081
                                                      ========    ========   ========
       Diluted                                           4,663       4,458      4,219
                                                      ========    ========   ========

See accompanying notes.

                          HEALTH RISK MANAGEMENT, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        (in thousands, except share data)



                                           Common Shares
                                            Outstanding                 Additional         Retained
                                   -------------------------------
                                    Number of                             Paid-In          Earnings
                                      Shares            Amount            Capital          (Deficit)        Total
                                   -------------     -------------     --------------   ------------     -----------

Balance at June 30, 1995            4,029,699        $       40        $    26,244      $   (1,183)      $   25,101
Options to purchase common
   shares issued for services                                                   19                               19
Options exercised, including
   tax benefit of $120                143,277                 2              1,275                            1,277
Common shares issued for
contract rights                         7,500                                   81                               81
Net income                                                                                   1,996            1,996
                                   -------------     -------------     --------------   ------------     ------------
Balance at June 30, 1996            4,180,476                42             27,619             813           28,474

Common shares issued                  200,000                 2              2,462                            2,464
Options exercised, including
   tax benefit of $90                  97,769                 1                864                              865
Net income                                                                                   2,241            2,241
                                   -------------     -------------     --------------   ------------     ------------
Balance at June 30, 1997            4,478,245                45             30,945           3,054           34,044

Options exercised                     105,449                 1               783                               784
Net loss                                                                                    (1,043)          (1,043)
                                   =============     =============     ==============   ============     ============
Balance at June 30, 1998            4,583,694        $       46        $    31,728      $    2,011       $   33,785
                                   =============     =============     ==============   ============     ============

See accompanying notes.

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     Year Ended June 30,
                                                                      ------------------------------------------------
                                                                          1998             1997               1996
                                                                      -------------    -------------     -------------

Cash flows from operating activities:
   Net income (loss)                                                  $    (1,043)     $     2,241       $     1,996
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation                                                         3,199            2,816             2,832
       Amortization                                                         5,558            4,830             4,115
       Cumulative effect of accounting change                               2,371               --                --
       Provision for deferred income taxes                                   (489)           1,398             1,231
       Changes in operating assets and liabilities:
         Accounts receivable                                               (1,023)          (2,557)           (2,071)

         Other assets                                                      (1,360)               7            (1,002)
         Accounts payable                                                     560             (238)               (6)
         Medical services payable                                          15,452               --                --
         Accrued expenses                                                     578              382                39
         Unearned revenues                                                   (118)           1,248               282
                                                                      -------------    -------------     -------------
Net cash provided by operating activities                                  23,685           10,127             7,416

Cash flows from investing activities:
Acquisition of net assets, net of cash acquired                                --             (139)               --
Property and equipment                                                     (2,734)          (2,827)           (2,256)
Capitalized software                                                       (9,057)          (7,396)           (5,779)
                                                                      -------------    -------------     -------------
Net cash used in investing activities                                     (11,791)         (10,362)           (8,035)

Cash flows from financing activities:
Proceeds from notes payable                                                 4,750            1,275             1,500
Principal payments on notes payable                                        (1,308)          (1,278)             (904)
Principal payments on capital leases                                         (845)            (999)           (1,152)
Issuance of common shares                                                     784            3,239             1,174
                                                                      -------------    -------------     -------------
Net cash provided by financing activities                                   3,381            2,237               618
                                                                      -------------    -------------     -------------

Increase (decrease) in cash                                                15,275            2,002                (1)
Cash and cash equivalents at beginning of year                              5,349            3,347             3,348
                                                                      -------------    -------------     -------------

Cash and cash equivalents at end of year                              $    20,624      $     5,349       $     3,347
                                                                      ===========      ===========       ===========

See accompanying notes.

                          HEALTH RISK MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.  Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

     B.  Nature of Operations

         The Company engages in a single business of managed healthcare services which includes health plan management services and managed care operations.

         The Company's principal health plan management services include care management, price control, claims administration, and information services revenues which are derived principally from software license and subscription fees related to its QualityFIRST(R) Medical Risk Management System. A significant percentage of the Company's health plan managment revenues are derived from the care management and claims administration management services. Integrated health plan management and information services are marketed to self-insured employers, unions, government entities, insurance companies, HMOs, PPOs and hospitals. Contractual relationships maintained by the Company with such clients subject the Company to revenue fluctuations resulting from changes in client employment levels or covered lives, restructuring of benefit plan offerings, and price adjustments based upon contract experience, and performance bonuses.

         The Company's managed care operations began on April 16, 1998 when the Company's wholly owned subsidiary, Pennsylvania HRM, Inc., entered into a five-year contract with Oxford Health Plans (PA), Inc. (Oxford). In addition to providing health plan management services, the Company also assumes the medical cost risk under the HealthChoices Physical Health Agreement between the Commonwealth of Pennsylvania and Oxford. Oxford is a health maintenance organization (HMO) duly licensed by the Commonwealth of Pennsylvania to offer certain insurance products to covered members in the HealthChoices program for Medical Assistance recipients in the Oxford service area. The Company receives a fixed amount per enrolled member per month to assume the medical cost risk.

         In 1998, revenues from two clients were twenty-six percent (26%) and sixteen percent (16%) of total revenues. The contract with the client representing 16% of 1998 revenues will terminate September 30, 1998. In 1997, revenues from two clients were seventeen percent (17%) and sixteen percent (16%) of total revenues. The markets serviced by the Company are principally domestic.

     C.  Uses of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, the most significant of which relates to incurred but not yet reported claims included in medical services payable and performance bonus accruals included in accounts receivable. Actual results could differ from such estimates.

     D.  Revenue Recognition

         Revenue for health plan management services and managed care operations is generally recognized ratably over the contract periods. See also
         Note 2. Included in health plan management services and manged care operations revenue are estimated amounts for performance bonuses and contract adjustments. These estimates are recognized when reasonably determinable. Adjustments to these estimates are recorded in current operations

     E.  Unearned Revenues

         Unearned revenues represent amounts billed to clients for contract services yet to be performed.

     F.  Computer Software Costs

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

         In March 1998, the AICPA issued SOP 98-1 "Accounting for Computer Software Developed For or Obtained For Internal Use" (the SOP) which is effective for the Company beginning on July 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently capitalizes internal-use software related to its Care Management software and Claim Administration software. The Company has not completed its assessment of the impact of the SOP's provisions.

     G.  Property and Equipment

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

     H.  Income Taxes

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

     I.  Cost of Managed Care Operations

         Cost of managed care operations principally includes the estimated ultimate net cost of all reported and unreported claims incurred during the year. The liability for medical services payable is estimated primarily by the use of cost per contract data and completion factors developed from historical lag patterns. Because the Company began managed care operations in April 1998, limited historical information is available to determine such estimate. Although considerable variability is inherent in such estimates, management believes that the liability for medical services payable is adequate. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

     J.  Net Income (Loss) Per Common Share

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share." Statement 128 replaced the previously reported primarily and fully diluted earnings per share with basic and diluted earninsg per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to the Statement 128 requirements.

         The following table sets forth the computation of basic and diluted earnings per share for the years ended June 30 (in thousands, except per share data)

                                                                           1998             1997              1996
                                                                       -------------    -------------    -------------

     Numerator:
       Income before cumulative effect of
         accounting change                                             $     1,328      $     2,241      $     1,996
       Cumulative effect of accounting change                               (2,371)              --               --
                                                                       -------------    ------------     ------------
       Net income (loss)                                               $    (1,043)     $     2,241      $     1,996
                                                                       =============    ============     ============

     Denominator:
       Weighted-average shares-basic
       Effect of dilutive stock options                                      4,524            4,291            4,081
       Weighted-average shares-diluted                                         139              167              138
                                                                       =============    ============     ============
                                                                             4,663            4,458            4,219
                                                                       =============    ============     ============
     Basic earnings per share:
       Income before cumulative effect of
         accounting change                                             $       .29      $       .52      $       .49
       Cumulative effect of accounting change                                 (.52)              --               --
                                                                       =============    ============     ============
       Net income (loss)                                               $      (.23)     $       .52      $       .49
                                                                       =============    ============     ============

     Diluted earnings per share:
       Income before cumulative effect of
         accounting change                                             $       .29      $       .50      $       .47
       Cumulative effect of accounting change                                 (.51)              --               --
                                                                       -------------    -------------    -------------
       Net income (loss)                                               $      (.22)     $       .50      $       .47
                                                                       =============    =============    =============


     K.  Shareholder Rights Plan

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


     L.  Cash and Cash Equivalents

         Short-term investments purchased within three months of their maturities are considered cash equivalents. The Company invests in U.S. government securities and high rated money market funds. The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates its fair value.

     M.  Merger Termination

         On March 10, 1997, HRM and HealthPlan Services Corporation (HPS) announced that the merger agreement dated September 12, 1996, had been terminated by mutual arrangement and HPS purchased 200,000 unregistered shares of common stock from HRM at a price of $2.5 million ($12.50 per share). The consolidated net income for the year ended June 30, 1997 includes a one-time charge of $390,000 ($0.05 per share diluted, net of tax benefit) for the write-off of costs related to the terminated merger agreement with HPS.

     N.  Segment Reporting

         In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) which is effective for fiscal years beginning after December 15, 1997. Accordingly, the Company plans to adopt SFAS No. 131 in the fiscal year ending June 30, 1999. SFAS No. 131 requires that a publicly-held company report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. SFAS No. 131 also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. While the Company has previously disclosed that it is engaged in only one industry segment, namely, providing managed healthcare services, it has not yet determined the segment or other disclosure impacts of SFAS No. 131. Since SFAS No. 131 deals only with footnote disclosures, it will not have any impact on the consolidated financial results or financial condition of the Company.

     O.  Comprehensive Income

         In the year ended June 30, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." The adoption had no impact on the consolidated financial statements of the Company.

     P.  Reclassification

         Certain items in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentations.

2.   Accounting Change

         Effective July 1, 1997, the Company changed its method of accounting for service revenue related to the Company's health plan management services from a policy of revenue being generally recognized based on an estimate of the services to be provided over the service period to a policy under which revenue is recognized ratably over the contract period. The change was made because management believes that the new method will provide for consistent accounting methods for its health plan management revenue services and the Company's new managed care operations revenue, is more prevalent in the health management industry, and will reduce the administrative burden.

     The cumulative effect of the change in accounting principles as of July 1, 1997 resulted in a pre-tax, non-cash charge of $3,713,000 ($2,371,000 after tax benefit or $.52 per share for basic and $.51 per share for diluted). Income before cumulative effect of accounting change and basic and diluted earnings per share for 1998 would have been $1,826,000, $.40 and $.39, respectively, without the accounting change compared to $1,328,000, $.29 and $.29, respectively, with the accounting change. On a pro-forma basis this change would have decreased 1997 and increased 1996 net income by $1,382,000 and $494,000, respectively. The pro-forma impact on the related basic and diluted earnings per share would have been a decrease in 1997 of $.32 per share and $.31 per share, respectively, and an increase in 1996 of $.12 per share for each.


3.   COMPUTER SOFTWARE COSTS

     Computer software costs consist of the following at June 30:


                                                                                           1998              1997
                                                                                              (in thousands)

         Care Management Software
              Cost.....................................................                 $  17,268         $  12,932
              Less accumulated amortization............................                     7,391             5,177
                                                                                          -------            ------
              Net book value...........................................                     9,877             7,755
         Claim Administration Software
              Cost.....................................................                     8,852             7,601
              Less accumulated amortization............................                     3,708             2,913
                                                                                          -------           -------
              Net book value...........................................                     5,144             4,688
         Guidelines, Protocols and Medical Analysis Software
              Cost.....................................................                    16,104            12,634
              Less accumulated amortization............................                     6,841             4,692
                                                                                          -------           -------
              Net book value...........................................                     9,263             7,942
                                                                                          -------            ------

         Computer Software Costs, .....................................                 $  24,284         $  20,385
                                                                                           ======            ======

     Amortization of these costs was as follows for the years ended June 30:


                                                                        1998             1997              1996
                                                                   -------------   --------------     ---------
                                                                                   (in thousands)

         Care Management Software.............................          $  2,214         $  1,791          $  1,485
         Claim Administration Software........................               795              735               645
         Guidelines, Protocols and Medical Analysis Software..             2,149            1,617             1,279
                                                                           -----            -----             -----

         Amortization Expense.................................          $  5,158         $  4,143          $  3,409
                                                                           =====            =====             =====

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at June 30:


                                                                                         1998              1997
                                                                                        --------             -----
                                                                                              (in thousands)

         Owned

         Office equipment, furniture and fixtures......................                  $  5,788          $  5,435
         Leasehold improvements........................................                     1,719             1,594
         Data processing equipment.....................................                    10,348             8,175
                                                                                         --------             -----
                                                                                           17,855            15,204
         Less accumulated depreciation.................................                    10,676             8,374
                                                                                         --------             -----

         Net property and equipment owned..............................                     7,179             6,830
                                                                                          -------             -----

         Capitalized leases

         Office equipment and furniture................................                     1,271             1,271
         Data processing equipment.....................................                     3,843             3,843
                                                                                          -------             -----
                                                                                            5,114             5,114
         Less accumulated depreciation.................................                     3,623             2,729
                                                                                          -------             -----

         Net capitalized leases........................................                     1,491             2,385
                                                                                           ------             -----

         Property and equipment........................................                  $  8,670          $  9,215
                                                                                            =====             =====

5.   NOTES PAYABLE

     Notes payable consist of the following at June 30:

                                                                                            1998              1997
                                                                                         ---------         ----------
                                                                                                (in thousands)
     Term  loans  payable  to bank in  monthly  installments  of  $119,084  plus interest at bank's  reference  rate plus 0.375%  (8.875% at June 30, 1998),
     with  the  last  payment  due  December  31,  2002.   Secured  by  accounts
     receivable, equipment, fixtures and general intangibles........................     $  3,742          $  3,246

     Note payable to bank under revolving credit agreement with interest payable monthly at the bank's reference rate plus 0.375% (8.875% at June 30, 1998), due January 31, 1999.  Secured by accounts receivable, equipment, fixtures
     and general intangibles........................................................        3,000                --

     Note payable to bank...........................................................           --                54
                                                                                            -----             -----
                                                                                            6,742             3,300
     Less Current Maturities........................................................        4,429             1,134
                                                                                            -----             -----
     Long-Term Portion..............................................................     $  2,313          $  2,166
                                                                                            =====             =====

     The Company's revolving credit agreement with a bank permits it to borrow up to $10,000,000 under a revolving loan. The revolving credit agreement terminates on January 31, 1999. The Company had available $3,258,000 under the revolving credit facility at June 30, 1998.

     The carrying amounts of the Company's borrowings under its term loan and notes payable approximate their fair value.

     Under terms of the revolving credit and term loan agreements, the Company is prohibited from paying dividends on its stock without the bank's consent.

     Scheduled payments by fiscal year under terms of the notes payable will be $4,429,000 in 1999, $905,000 in 2000, $734,000 in 2001, $499,000 in 2002
     and $175,000 in 2003.

     Total interest paid on notes payable was $335,000, $299,000, and $281,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

6.   REINSURANCE AGREEMENT

     The Company maintains a reinsurance contract to control exposure to potential medical losses arising from large risks associated with managed care operations. To the extent that the reinsurer does not meet its obligations assumed under the reinsurance contract, the Company remains primarily liable for the medical losses. Reinsurance premiums, were $445,000 in 1998 and are included in cost of managed care operations. No amounts were recoverable under terms of the reinsurance contract in fiscal 1998.

7.   OPTIONS

     At June 30, 1998, the Company's 1992 Long-Term Incentive Plan and the 1990 Stock Option Plan ("the Plans") permitted the granting of 1,200,000 options to officers, directors and employees. These can be either incentive stock options or non-qualified options. Options are generally granted at not less than market value at the date of grant and generally for a five-year period. The Options have been granted at prices ranging from $4.875 to $15.50. A total of 108, 462 common shares are available for future issuance under the Plans at June 30, 1998.

     Transactions related to outstanding options during the last three years are summarized as follows:

                                                                   Weighted
                                                                    Average
                                    Total       Exercisable     Exercise Price


     Balance at June 30, 1995       689,027        435,244         $  9.04
         Granted                    139,283             --            9.04
         Became exercisable              --        224,117            8.26
         Exercised                 (143,277)      (143,277)           8.05
         Expired                   (151,219)      (151,219)          11.09
                                    -------        -------           -----
     Balance at June 30, 1996       533,814        364,865            8.72
         Granted                    260,550             --           12.32
         Became exercisable              --         99,324            7.41
         Exercised                  (97,769)       (97,769)           9.06
         Expired                    (24,536)       (24,536)           8.85
                                   --------       --------           -----
     Balance at June 30, 1997       672,059        341,884           10.06
         Granted                    237,600             --           12.61
         Became exercisable              --        161,523           10.36
         Exercised                 (105,449)      (105,449)           8.89
         Expired                    (77,341)       (71,041)          11.23
                                   --------       --------           -----
     Balance at June 30, 1998       726,869        326,917          $10.72
                                   ========       ========           =====

     The following table summarizes information about the stock options at June 30, 1998


                                         Options Outstanding                        Options Exercisable
                       ---------------------------------------------------  --------------------------------
                                            Weighted
                                             Average            Weighted                          Weighted
        Range of                            Remaining            Average                           Average
     Exercise Prices        Number      Contractual Life      Exercise Price       Number       Exercise Price
     ---------------        ------      ----------------      --------------       ------       --------------
     $4.875 - $6.50              14,723          1.00             $  5.29           14,723          $  5.29
     $7.00                      103,250          1.59                7.00          103,250             7.00
     $7.25 - $8.50               91,613          2.34                7.97           69,404             7.96
     $9.75                       10,500          0.14                9.75           10,500             9.75
     $10.125                     72,150          4.00               10.13           32,668            10.13
     $10.375-$10.69              24,533          3.23               10.44           14,634            10.47
     $11.00                      52,000          4.00               11.00           45,670            11.00
     $11.25-$12.00               31,600          3.01               11.58           25,068            11.54
     $12.625                    181,600          4.00               12.63            2,500            12.63
     $12.875-$13.25             126,900          4.00               13.21            5,000            12.88
     $14.75 - $15.50             18,000          4.75               14.83            3,500            15.04
                                 ------          ----               -----            -----            -----
     $4.875-$15.50              726,869          3.28              $10.72          326,917          $  8.81
                                =======          ====               =====          =======           ======

     The number of options scheduled to expire by fiscal year is 29,023 in 1999, 112,507 in 2000, 117,689 in 2001, 454,150 in 2002, and 13,500 in 2003.

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

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the years ended June 30, 1998 and 1997: risk-free interest rates ranging from 5.25% to 5.625% in 1998 and from 5.85% to 6.73% in 1997 and 1996; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .577 in 1998 and .513 in 1997 and 1996; and a weighted average expected life of the option of 3.5 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option's vesting period. Had the compensation cost been determined consistent with FAS 123, on a pro-forma basis, the Company's net loss for 1998 would have increased $282,000 or $.06 per share for basic and diluted earnings per share purposes. For 1997 and 1996, net income would have been reduced $324,000 and $233,000, respectively, or $.07 and $.06 per share for basic and diluted earnings per share purposes, respectively.

8.   INCOME TAXES

     The components of the provision for income taxes for the three years ended June 30 were as follows:


                                       1998              1997             1996
                                    -----------   --------------    ----------
                                                  (in thousands)
         Current:
              Federal.............   $     --       $      5         $      8
              State...............         15             10               14
         Deferred.................        853          1,398            1,231
                                      -------        -------            -----
                                     $    868       $  1,413         $  1,253
                                      =======        =======           ======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred income tax liabilities and assets as of June 30 were as follows:

                                                       1998              1997
                                                            (in thousands)
         Deferred tax liabilities:
              Prepaid expenses......................   $     58       $     24
              Other assets..........................        172            253
              Computer software costs...............      8,519          7,437
              Tax over book depreciation............      1,016            758
                                                          -----          -----
                  Total deferred tax liabilities....      9,765          8,472


         Deferred tax assets:
              Receivables...........................      1,747             94
              Accrued expenses......................        428            280
              Net operating loss carryforwards......      5,487          5,248
                                                          -----          -----
                  Total deferred tax assets.........      7,662          5,622
         Less valuation allowance...................       (773)          (515)
                                                          -----          -----
                  Total net deferred tax assets.....      6,889          5,107
                                                          -----          -----

         Net deferred tax liabilities...............   $  2,876       $  3,365
                                                          =====          =====

     A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

                                               1998          1997          1996
                                              ------        ------        ------

          Statutory rate................       34.0%         34.0%        34.0%
          State income taxes............        2.8%          2.7%         2.7%
          Non-deductible meals and
           entertainment expenses.......        1.4%           .8%          .7%
          Other.........................        1.3%          1.2%         1.2%
                                              -----         -----        -----
                                               39.5%         38.7%        38.6%
                                              =====         =====        =====

     At June 30, 1998, the Company had net operating loss (NOL) carryforwards of $14,500,000 for income tax purposes only that expire in years 2000 through 2012. Included in the NOL is approximately $2,124,000 of deductions resulting from stock options. These deductions currently have a full valuation allowance and when realized for financial statement purposes they will not result in a reduction in income tax expense.
     Rather, the benefit will be recorded as additional paid-in capital.

     Total income tax paid for the years ended June 30, 1998, 1997 and 1996 was $14,786, $15,090 and $20,600, respectively.

9.   COMMITMENTS

     The Company leases its office facilities and various equipment under operating and capital leases. Rental expense was approximately $4,276,000, $3,564,000 and $2,881,000, for the years ended June 30, 1998, 1997, and
     1996, respectively. The following is a schedule by years of future minimum rental payments required under operating leases as of June 30, 1998 (in thousands):

     Year ending June 30:

         1999                           $3,302
         2000                            2,846
         2001                            2,486
         2002                            1,580
         2003                            1,475
         Thereafter                      9,861
                                       -------
     Total minimum rental payments     $21,550
                                       =======

     In addition to the above amounts, additional rental payments are due under the office facility leases based on the lessor's operating costs.

     The following is a schedule of future minimum lease payments under capital leases as of June 30, 1998 (in thousands):

     Years ending June 30:

         1999                                  $  682
         2000                                     303
         2001                                     295
         2002                                     223
                                               ------

     Total minimum lease payments               1,503
     Less amount representing interest            173
                                               ------

     Net minimum lease payments                 1,330
     Less current maturities                      596
                                               ------
     Long-Term portion                         $  734
                                               ======

     The Company entered into no capital leases in the year ended June 30, 1998. The Company entered into capital lease agreements aggregating $460,000, and $432,000 for the years ended June 30, 1997 and 1996, respectively, in connection with the purchase of office equipment, furniture and fixtures, and data processing equipment.

10.  SAVINGS PLAN

     The Company has a tax deferred savings plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code covering substantially all employees. Under the plan, the Company matches a minimum of 10% of eligible employees' contributions up to 6% of the employee's salary. Employee and employer matching contributions to the plan are remitted to a trustee on a biweekly basis. Company contribution expenses were $442,000, $350,000 and $240,000 for the years ended June 30, 1998,
     1997, and 1996, respectively.

11.  QUARTERLY FINANCIAL DATA (Unaudited)

     The following table presents certain unaudited quarterly results for fiscal 1998 and 1997 (in thousands, except per share data).



                                                                           Fiscal 1998
                                         -----------------------------------------------------------------------
                                            First           Second         Third          Fourth
                                          Quarter           Quarter       Quarter         Quarter          Year
                                          -------          -------        -------         -------        -------

     Total revenues(1)                    $17,046          $17,989         $16,972       $42,830        $94,837
                                           ======           ======          ======       ======         ======

     Income (loss) before cumulative
     effect of accounting change(1)      $    751        $     787       $      31       $  (241)       $ 1,328

     Cumulative effect of
     accounting change                     (2,371)              --              --            --         (2,371)
                                           -------      ----------      ----------       ----------     -------

     Net Income (loss)                   $ (1,620)       $     787       $      31       $  (241)       $(1,043)
                                          ========        ========      ==========       =========      ========

     Basic earnings per share:

     Income (loss) before cumulative
     effect of accounting change(1)      $     .17(3)    $     .18      $      .01       $  (.05)       $   .29

     Accounting change                        (.53)             --              --            --           (.52)
                                          ---------     ----------      ----------       ----------     --------

     Net income (loss)                   $    (.36)      $     .18      $      .01       $  (.05)       $   (.23)
                                          =========      =========      ==========       ===========    ========

     Diluted earnings per share:

     Before accounting change            $     .16(3)    $     .17      $      .01       $  (.05)       $    .29

     Accounting change                        (.51)             --             --             --            (.51)
                                          ---------      ----------     ----------       ----------      ---------

     Net income (loss)                   $    (.35)      $     .17      $      .01       $  (.05)       $   (.22)




                                                                           Fiscal 1997
                                          ----------------------------------------------------------------------
                                            First          Second          Third          Fourth
                                          Quarter          Quarter        Quarter        Quarter          Year

     Total revenues                       $14,439          $15,628         $16,100        $16,743        $62,910
                                           ======           ======          ======         ======         ======

     Net Income                           $   438          $   697         $   438(2)     $   668        $ 2,241
                                           ======           ======          ======         ======         ======

      Earnings per share:

        Basic(3)                          $   .10          $   .17         $   .10(2)     $   .15        $   .52
                                          =========         ======         =======         ======         ======

       Diluted(3)                         $   .10          $   .16         $   .10(2)     $   .15        $   .50
                                          =========         ======         =======         ======         ======




(1) Amounts for the quarters ended September 30, 1997, December 31, 1997, and March 31, 1998 have been restated from the amounts previously reported. The restated amounts reflect the change in accounting method for revenue recognition of health plan management services adopted in the fourth quarter but effective under Accounting Principles Board Opinion No. 20, Accounting Changes, as of July 1, 1997. The effect of the restatement was to recognize in the first quarter ended September 30, 1997 the cumulative effect of this change in accounting principle, which reduced net income by $2,371,000 ($.52 per share for basic and $.51 per share for diluted, and to increase net income before cumulative effect of the accounting change by $179,000 ($.04 per share diluted) and $142,000 ($.03 per share diluted) in the first and second quarters ended September 30 and December 31, 1997, respectively, and reduce net income for the third quarter ended March 31, 1998 by $139,000 ($.03 per share diluted) from the amount previously reported.

(2) Includes a one-time charge of $239,000, net of tax benefit ($.05 per share diluted), for the write-off of costs related to the terminated merger agreement with HPS.

(3) The earnings per share amounts have been restated to comply with statement of Financial Accounting Standards No. 128, Earnings per share.

                                                                     Schedule II

                          HEALTH RISK MANAGEMENT, INC.
                        VALUATION AND QUALIFYING ACCOUNTS



                                             Balance at     Charged to     Charged to                     Balance at
                                            Beginning of     Costs and       Other                          End of
                                               Period        Expenses       Accounts     Deductions         Period
                                            ------------    -----------    ----------    ----------       ----------

Year ended June 30, 1998:
   Allowance for uncollectible accounts          $260,000       $113,339                  $108,339(1)       $265,000

Year ended June 30, 1997:
   Allowance for uncollectible accounts          $200,000       $127,014                   $67,014(1)       $260,000

Year ended June 30, 1996:
   Allowance for uncollectible accounts          $300,000       $241,725                  $341,725(1)       $200,000
----------------
(1)  Uncollectible accounts written off.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                HEALTH RISK MANAGEMENT, INC.

September 28, 1998                              By: /s/ Gary T. McIlroy, M.D.
                                                     Gary T. McIlroy, M.D.
                                                     Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 28, 1998          By: /s/ Gary T. McIlroy, M.D.
                                 Gary T. McIlroy, M.D.
                                 Chairman of the Board, Chief Executive Officer and Director (principal executive officer)

September 28, 1998          By: /s/ Marlene Travis
                                 Marlene Travis
                                 President, Secretary, Chief Operating Officer and Director

September 28, 1998          By: /s/ Thomas P. Clark
                                 Thomas P. Clark
                                 Senior Vice President, Finance and Chief
                                 Financial Officer (principal   financial
                                 officer and  principal accounting officer)

September 28, 1998          By: /s/ Vance Kenneth Travis
                                 Vance Kenneth Travis, Director

September 28, 1998          By: /s/ Gary L. Damkoehler
                                 Gary L. Damkoehler, Director

September 28, 1998          By: /s/ Raymond G. Schultze, M.D.
                                 Raymond G. Schultze, M.D., Director

September 28, 1998          By: /s/ Ronald R. Hahn
                                 Ronald R. Hahn, Director

September 28, 1998          By: /s/ Robert L. Montgomery
                                 Robert L. Montgomery, Director

                                  EXHIBIT INDEX

No.      Description

3.1 Amended and Restated Articles of Incorporation, as amended to date -- incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 0-18902).

3.2 Composite Bylaws of the Company, as of May 17, 1997--incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 (SEC File No. 0-18902)

4.1 Specimen form of the Company's Common Share Certificate -- incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (SEC File No. 33-37595).

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

10.3* Employment Agreement dated as of June 20, 1996 between Health Risk Management, Inc. and Dr. Gary T. McIlroy -- incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

10.4* Split Dollar Agreement dated as of June 5, 1991 between Health Risk Management, Inc. and Dr. Gary T. McIlroy and the Amendment to Split Dollar Agreement dated July 28, 1992 between Health Risk Management, Inc. and Gary T. McIlroy -- incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

10.5* Employment Agreement dated as of June 21, 1996 between Health Risk Management, Inc. and Marlene O. Travis -- incorporated by reference to
         Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

10.6* Split Dollar Agreement dated as of June 5, 1991 between Health Risk Management, Inc. and Marlene O. Travis and the Amendment to Split Dollar Agreement dated July 28, 1992 between Health Risk Management, Inc. and Marlene O. Travis -- incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

10.7* Employment Agreement dated June 21, 1996 between Health Risk Management, Inc. and Thomas P. Clark -- incorporated by reference to
         Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

10.8* Split Dollar Agreement dated as of September 1, 1991 between Health Risk Management, Inc. and Thomas P. Clark -- incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

10.9* Health Risk Management, Inc. 1990 Stock Option Plan -- incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (SEC File No. 33-37595).

10.10* Form of Stock Option Agreement to be used pursuant to 1990 Stock Option Plan -- incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991 (SEC File No. 0-18902).

10.11 Second Amendment to Lease dated January 8, 1992 for the Lease Agreement dated August 14, 1987 between The Mutual Life Insurance Company of New York and Health Risk Management, Inc., related to the Company's offices at 7900 West 78th Street, Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended june 30, 1992 (SEC File No. 0-18902).

10.12 Third Amendment to Lease dated January 8, 1992 for the Lease Agreement dated August 14, 1987 between The Mutual Life Insurance Company of New York and Health Risk Management, Inc., related to the Company's offices at 8000 West 78th Street, Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

10.13* Amended and Restated 1992 Long-Term Incentive Plan--incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 (SEC File No. 0-18902).

10.14* Form of Non-Employee Director Initial/Annual Option Agreement under the 1992 Long-Term Incentive Plan -- incorporated by reference to Exhibit
         10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

10.15* Form of Non-Employee Director Elective Option Agreement under the 1992 Long-Term Incentive Plan -- incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

10.16* Form of Incentive Stock Option Agreement under the 1992 Long-Term Incentive Plan -- incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

10.17* Form of Non-Qualified Stock Option Agreement under the 1992 Long-Term Incentive Plan -- incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

10.18* Form of Performance Unit Award under the 1992 Long-Term Incentive Plan -- incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

10.19* Deferred Compensation Plan for Directors -- incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

10.20* Executive Incentive Plan -- incorporated by reference to the description of such Plan as set forth under "Compensation Pursuant to Plans - Executive Incentive Plan" in the Company's Proxy Statement for its 1992 Annual Meeting of Shareholders (SEC File No. 0-18902).

10.21 Lease Agreement dated January 11, 1993 between Thomas L. Koster, Inc., d/b/a/ Realvesco Properties and Health Risk Management, Inc., as amended by First Amendment to Lease Agreement dated January 29, 1993, related to the Company's offices at 5250 Lovers Lane, Portage, Michigan -- incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (SEC File No. 0-18902).

10.22 Second Amendment to Lease dated July 22, 1997 for the Lease Agreement dated January 11, 1993 between Thomas L. Koster, Inc., d/b/a/ Realvesco Properties and Health Risk Management, Inc., related to the Company's offices at 5250 Lovers Lane, Portage, Michigan--incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 (SEC File No. 0-18902).

10.23 Fourth Amendment to Lease dated July 12, 1993 for the Lease Agreement dated August 14, 1987 between The Mutual Life Insurance Company of New York and Health Risk Management, Inc., related to the Company's offices at 7900 and 8000 West 78th Street, Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (SEC File No. 0-18902).

10.24 Fifth Amendment to Lease dated May 12, 1994 for the Lease Agreement dated August 14, 1987 between The Mutual Life Insurance Company of New York and Health Risk Management, Inc., related to the Company's offices at 8000 West 78th Street, Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (SEC File No. 0-18902).

10.25 Sixth Amendment to Lease dated October 18, 1995 for the Lease Agreement dated August 14, 1987 between The Mutual Life Insurance Company of New York and Health Risk Management, Inc., related to the Company's offices at 8000 West 78th Street, Minneapolis, Minnesota--incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 (SEC File No. 0-18902).

10.26 Third Amendment to Lease dated May 12, 1994 for the Lease Agreement dated August 14, 1987 between The Mutual Life Insurance Company of New York and Health Risk Management, Inc., related to the Company's offices at 7900 West 78th Street, Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (SEC File No. 0-18902).

10.27 Fourth Amendment to Lease dated October 18, 1995 for the Lease Agreement dated August 14, 1987 between The Mutual Life Insurance Company of New York and Health Risk Management, Inc., related to the Company's offices at 7900 West 78th Street, Minneapolis, Minnesota--incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 (SEC File No. 0-18902).

10.28 Revolving Credit and Term Loan Agreement dated June 24, 1994 between First Bank National Association and Health Risk Management, Inc. -- incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (SEC File No. 0-18902).

10.29 First Amendment to Revolving Credit and Term Loan Agreement dated March 31, 1995 for the Revolving Credit and Term Loan Agreement dated June 24, 1994 between First Bank National Association and Health Risk Management, Inc. -- incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (1994 (SEC File No. 0-18902).

10.30 Second Amendment to Revolving Credit and Term Loan Agreement dated January 19, 1996 for the Revolving Credit and Term Loan Agreement dated June 24, 1994 between First Bank National Association and Health Risk Management, Inc. -- incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

10.31 Third Amendment to Revolving Credit and Term Loan Agreement dated January 31, 1997 for the Revolving Credit and Term Loan Agreement dated June 24, 1994 between First Bank National Association and Health Risk Management, Inc--incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 (SEC File No. 0-18902).

10.32 Security Agreement dated June 24, 1994 relating to Revolving Credit and Term Loan Agreement of same date -- incorporated by reverence to
         Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (SEC File No. 0-18902).

10.33 Managed Health Care Service Agreement dated April 4, 1994 between Health Risk Management, Inc. and Hospital Corporation of America, as amended by Amendment No. 1 to the Managed Health Care Service Agreement dated May 11, 1995 between Health Risk Management, Inc. and Columbia/HCA Healthcare Corporation -- incorporated by reference to
         Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (SEC File No. 0-18903).

10.34 Second Amendment to Managed Health Care Service Agreement effective January 1, 1996 for the Managed Health Care Service Agreement dated April 4, 1994 between Health Risk Management, Inc. and Columbia/HCA Healthcare Corporation -- incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18903).

10.35 Claim Administration Service Agreement dated April 4, 1994 between Health Risk Management, Inc. and Hospital Corporation of America, as amended by Amendment No. 1 to the Claim Administration Service Agreement dated May 11, 1995 between Health Risk Management, Inc. and Columbia/HCA healthcare Corporation -- incorporated by reference to
         Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18903).

10.36 Second Amendment to Claim Administration Service Agreement effective January 1, 1996 for the Claim Administration Service Agreement dated April 4, 1994 between Health Risk Management, Inc. and Columbia/HCA Healthcare Corporation -- incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18903).

10.37 Lease Agreement dated May 26, 1989 between The Hornet Group and Health Program Managers, Inc. related to the Company's offices at 7801 Folsom Boulevard, Sacramento, California and First Amendment to Lease Agreement dated December 12, 1994 between the Hornet Group and Health Program Managers, Inc -- incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18903).

10.38 Managed Care Service Agreement dated October 29, 1996 between Health Risk Management, Inc. and Keystone Mercy Health Plan--incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 (SEC File No. 0-18902).

10.39 QualityFIRST(R) License Agreement dated July 11, 1996 between Health Risk Management, Inc. and Keystone Mercy Health Plan--incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 (SEC File No. 0-18902).

10.40 Amendment No. 1 to the Managed Care Service Agreement between Health Risk Management, Inc. and Keystone Mercy Health Plan effective October 1, 1997--incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 (SEC File No. 0-18902).

10.41    Management   Services   Agreement  dated  February  24,  1998,  between
         Pennsylvania HRM, Inc. (a wholly owned subsidiary of Health Risk Management, Inc) and Oxford Health Plans (PA), Inc.

10.42 Health Care Excess Risk Insurance Policy dated April 13, 1998, between Pennsylvania HRM, Inc. (a wholly owned subsidiary of Health Risk Management, Inc) and Kentucky Medical Insurance Company.

10.43 Lease agreement dated May 5, 1998, between MEPC O &I, Inc. and Health Risk Management, Inc. related to the Company's offices at 10900 Hampshire Avenue South, Minneapolis, Minnesota and Amendment of Lease dated September 16, 1998.

10.44 Amended and Restated Revolving Credit and Term Loan Agreement between Health Risk Management, Inc. and U.S. Bank National Association dated May 1, 1998.

18.      Letter regarding change in accounting principle.

21.      List of subsidiaries.

23.      Consent of Independent Auditors.

27.1 Financial Data Schedule for the Year ended June 30, 1998 (filed in electronic format only).

27.2 Restated Financial Data Schedule for the 3 months ended September 30, 1997 (filed in electronic format only).

27.3 Restated Financial Data Schedule for the 6 months ended December 31, 1997 (filed in electronic format only).

27.4 Restated Data Schedule for the 9 months ended March 31, 1998 (filed in electronic format only).

--------------
* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.