Form 10-Q
period 1998-09-30
HEALTH RISK MANAGEMENT INC /MN/
filed 1998-11-17
CIK 869486

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

           10900 Hampshire Avenue South, Minneapolis, Minnesota 55438
               (Address of principal executive offices, Zip Code)

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

The number of shares of Common Stock par value $.01 per share, outstanding on November 12, 1998 was 4,603,785.

                          HEALTH RISK MANAGEMENT, INC.

                                      INDEX


Part I.    Financial Information                                     Page Number

           Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets -- at September 30, 1998 and
                June 30, 1998..................................................3

           Consolidated Statements of Operations for the three months ended September 30, 1998 and 1997..............................4

           Consolidated Statements of Cash Flows for the three months ended September 30, 1998 and 1997..............................5

           Notes to Consolidated Financial Statements........................6-8

           Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............9-12



Part II.   Other Information

           Item 1.  Legal Proceedings.........................................13

           Item 4.  Submission of Matters to a Vote of Security Holders.......13

           Item 6.  Exhibits and Reports on Form 8-K..........................13



Signatures....................................................................14

Exhibit Index.................................................................15

PART I. FINANCIAL INFORMATION

                          HEALTH RISK MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS

                                                                                    September 30,
                                                                                        1998        June 30
                                                                                     (Unaudited)      1998
                                                                                    -------------  --------
Current assets:
   Cash and cash equivalents                                                           $15,880      $20,624
   Accounts receivable, less allowance for doubtful accounts of                         14,744       11,019
     $295 and $265 at September 30, 1998, and June 30, 1998, respectively
Deferred income taxes                                                                      900          900
Other                                                                                    1,614          837
                                                                                       -------      -------
     Total current assets                                                               33,138       33,380

Computer software costs, less accumulated amortization of $17,444 and $17,940 at        25,219       24,284
   September 30, 1998, and June 30, 1998 respectively
Property and equipment, less accumulated depreciation of $13,783 and $14,299 at
   September 30, 1998, and June 30, 1998 respectively                                   11,286        8,670
Other assets                                                                             4,087        4,180
                                                                                       -------      -------
                                                                                       $73,730      $70,514
                                                                                       =======      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                    $ 4,818      $ 2,125
   Medical services payable                                                             18,154       15,452
Accrued expenses                                                                         2,968        3,596
Unearned revenues                                                                        2,544        3,708
Current maturities of notes payable                                                      4,298        4,429
Current portion of capitalized equipment leases                                            492          596
                                                                                       -------      -------
     Total current liabilities                                                          33,274       29,906

Deferred income taxes                                                                    3,796        3,776
Long-Term portion of notes payable                                                       2,065        2,313
Long-Term portion of capitalized equipment leases                                          659          734
Commitments
Shareholders' equity:
Undesignated shares, $.01 par value, 9,700,000 authorized, none issued Series A preferred shares, $.01 par value, 300,000 authorized, none issued Common shares,
$.01 par value, 20,000,000 shares authorized, 4,603,785 and 4,583,694 issued and outstanding at September 30, 1998 and June 30, 1998, respectively
                                                                                            46           46
Additional paid-in capital                                                              31,902       31,728
Retained earnings                                                                        1,988        2,011
                                                                                       -------      -------
     Total shareholders' equity                                                         33,936       33,785
                                                                                       -------      -------
                                                                                       $73,730      $70,514
                                                                                       =======      =======

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                        Three Months Ended
                                                           September 30,
                                                       -----------------------
                                                         1998           1997
                                                       --------       --------
   Revenues:
     Health plan management services                   $ 18,911       $ 16,983
     Managed care operations                             29,789           --
     Investment income                                      249             63
                                                       --------       --------
        Total revenues                                   48,949         17,046

   Operating expenses:
      Cost of health plan management services            14,540         12,721
      Cost of managed care operations                    28,828           --
   Selling, marketing and administration                  5,396          2,991
      Interest expense                                      183            121
                                                       --------       --------
        Total operating expenses                         48,947         15,833

   Income before income taxes and cumulative
     effect of accounting change                              2          1,213
   Income taxes                                              25            462
                                                       --------       --------
   Income (loss) before cumulative effect
     of accounting change                                   (23)           751
   Cumulative effect of accounting change,
     net of income tax benefit of $1,342                   --           (2,371)
                                                       --------       --------

   Net loss                                            $    (23)      $ (1,620)
                                                       ========       ========
   Basic earnings per share:
     Income (loss) before cumulative effect
        of accounting change                           $   (.01)      $    .17
     Cumulative effect of accounting change                --             (.53)
                                                       --------       --------
     Net loss                                          $   (.01)      $   (.36)
                                                       ========       ========
   Diluted earnings per share:
     Income (loss) before cumulative effect
        of accounting change                           $   (.01)      $    .16
     Cumulative effect of accounting change
                                                           --             (.51)
                                                       --------       --------
     Net loss                                          $   (.01)      $   (.35)
                                                       ========       ========

   Weighted average number of shares outstanding:
     Basic                                                4,594          4,496
                                                       ========       ========
     Diluted                                              4,722          4,636
                                                       ========       ========


                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                      Three Months Ended September 30,
                                                      -------------------------------
                                                          1998              1997
                                                         --------       ---------

Cash flows from operating activities:
   Net loss                                              $    (23)      $ (1,620)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation                                           823            746
       Amortization                                         1,642          1,231
       Cumulative effect of accounting change                --            2,371
       Provision for deferred income taxes                     20            459
       Changes in operating assets and liabilities:
         Accounts receivable                               (3,725)        (1,377)
         Other assets                                        (850)           (96)
         Accounts payable                                     359           (448)
         Medical services payable                           2,702           --
         Accrued expenses                                    (628)          (378)
         Unearned revenues                                 (1,164)           (82)
                                                         --------       --------
Net cash provided by (used in) operating activities          (844)           806

Cash flows from investing activities:
Property and equipment                                     (1,105)          (613)
Capitalized software                                       (2,411)        (2,160)
                                                         --------       --------
Net cash used in investing activities                      (3,516)        (2,773)

Cash flows from financing activities:
Principal payments on notes payable                          (379)          (314)
Principal payments on capital leases                         (179)          (223)
Issuance of common shares                                     174            153
                                                         --------       --------
Net cash used in financing activities                        (384)          (384)
                                                         --------       --------

Increase (decrease) in cash                                (4,744)        (2,351)
Cash and cash equivalents at beginning of period           20,624          5,349
                                                         --------       --------

Cash and cash equivalents at end of period               $ 15,880       $  2,998
                                                         ========       ========



                          HEALTH RISK MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The unaudited interim consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended June 30, 1998. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the June 30, 1998 audited financial statements have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto.

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

3.       Accounting Change

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

         The cumulative effect of the change in accounting principles as of July 1, 1997 resulted in a pre-tax, non-cash charge of $3,713,000 ($2,371, 000 after tax benefit of $.53 per share for basic and $.51 per share for diluted) in the three months ended September 30, 1997. Income before cumulative effect of accounting change and related basic and diluted earnings per share for the three months ended September 30, 1997 would have been $572,000, $.13 and $.12, respectively, without the accounting change compared to $751,000, $.17 and $.16 respectively, with the accounting change.

4.       Computer software costs

                                                         September 30,
                                                             1998       June 30,
                                                          (Unaudited)     1998
                                                         ------------   --------
                                                               (in thousands)

         Computer software costs consist of the following:

             Care Management Software
                 Cost                                       $17,295      $17,268
                 Less accumulated amortization                6,802        7,391
                                                            -------      -------
                     Net book value                          10,493        9,877
             Claim Administration Software
                 Cost                                         8,835        8,852
                 Less accumulated amortization                3,602        3,708
                                                            -------      -------
                     Net book value                           5,233        5,144
             Guidelines, Protocols and Medical
               Analysis Software
                 Cost                                        16,533       16,104
                 Less accumulated amortization                7,040        6,841
                                                            -------      -------
                     Net book value                           9,493        9,263
                                                            -------      -------
             Computer software costs                        $25,219      $24,284
                                                            =======      =======

5.       Net Income (Loss) Per Common Share

         The following table sets forth the computation of basic and diluted earnings per share for the three month period ended September 30 (in thousands, except per share data):

                                                   1998             1997
                                               -----------     -----------
Numerator:
  Income (loss) before cumulative effect of
    accounting change                          $       (23)    $       751
  Cumulative effect of accounting change              --            (2,371)
                                                 ---------       ---------
  Net loss                                     $       (23)    $    (1,620)
                                                 =========       =========

Denominator:
  Weighted-average shares-basic
  Effect of dilutive stock options                   4,594           4,496
  Weighted-average shares-diluted                      128             140
                                                 ---------       ---------
                                                     4,722           4,636
                                                 =========       =========
Basic earnings per share:
  Income (loss) before cumulative effect of
    accounting change                            $    (.01)      $     .17
  Cumulative effect of accounting change
                                                      --              (.53)
                                                 ---------       ---------
  Net loss                                       $    (.01)      $    (.36)
                                                 =========       =========

Diluted earnings per share:
  Income (loss) before cumulative effect of
    accounting change                            $    (.01)      $     .16
  Cumulative effect of accounting change
                                                      --              (.51)
                                                 ---------       ---------
  Net loss                                       $    (.01)      $    (.35)
                                                 =========       =========



6.       Subsequent Event

         On October 14, 1998, the Company announced that it signed a definitive agreement to buy Oxford Health Plans (PA), Inc., a wholly-owned subsidiary of Oxford Health Plans, Inc., for $10.4 million subject to regulatory approvals. The purchase is expected to close by December 31, 1998.

7.       Reclassification

         Certain items in the financial statements for the three months ended September 30, 1997 have been reclassified to conform to the 1998 presentations.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

A majority of the Company's revenues consist of fees for health plan management and managed care operations.

The Company's expenses are comprised of its cost of health plan management services (consisting primarily of compensation of personnel, including nurses and physicians, telephone expenses, depreciation and amortization, rent, costs related to the Company's computer operations, costs related to customer service, and costs related to development of new services), cost of managed care operations (consisting primarily of the cost of medical services and reinsurance, net of recoveries), selling, marketing and administration expenses (including sales commissions, advertising, sales account management personnel, bad debts, compensation and depreciation).

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of total revenues, as indicated, for the three months ended September 30, 1998 and 1997 and the fiscal year ended June 30, 1998.

                                                Three Months Ended      Year
                                                   September 30,        Ended
                                                ------------------     June 30,
                                                  1998        1997       1998
                                                 -----       -----      -----
Revenues                                         100.0%      100.0%     100.0%
                                                 =====       =====      =====
Operating expenses:
   Cost of health plan management services        76.9(1)     74.9(1)    76.8(1)
Cost of managed care operations                   96.8(2)     --         97.6(2)
Selling, marketing and administration             11.0(3)     17.5(3)    15.4(3)
Interest expense                                   0.4(3)      0.7(3)     0.5(3)
                                                 -----       -----      -----
         Total operating expenses                100.0(3)     92.9(3)    97.7(3)
                                                 -----       -----      -----
Income before income taxes and cumulative
   effect of accounting change                    --           7.1        2.3

Income taxes                                       0.1         2.7        0.9
                                                 -----       -----      -----
Income before cumulative effect
   of accounting change                           --           4.4        1.4
Cumulative effect of accounting change
   net of income tax                                --       (13.9)      (2.5)
                                                 -----       -----      -----
Net income (loss)                                  0.0%       (9.5)%     (1.1)%
                                                 =====       =====      =====

(1) Computed as a % of health plan management revenues.

(2) Computed as a % of managed care operations revenues.

(3) Computed as a % of total revenues.


Total Revenues: Total revenues increased $31,903,000 (187%) from first quarter of fiscal 1998 to fiscal 1999 (from $17,046,000 to $48,949,000). These increases are primarily attributable to revenues from managed care operations which began April 16, 1998, and increases in the number of clients and covered participants enrolled in the Company's health plan management services, sales of additional products to existing clients and increased sales of the QualityFIRST(R) Medical Risk Management System.

Following is a breakout of revenue:

                                                 Three Months Ended                 Change
                                                     September 30
                                                1998             1997                 1998
                                            -----------      -----------          -----------
   Health plan management services          $18,911,000      $16,983,000           $1,928,000      11%
   Managed care operations                   29,789,000                0           29,789,000      N/A
   Investment income                            249,000           63,000              186,000     295%
                                            -----------      -----------          -----------     ----
   Total revenues                           $48,949,000      $17,046,000          $31,903,000     187%
                                            ===========      ===========          ===========     ====


Revenues for health plan management services increased 11% or $1,928,000, from first quarter of fiscal 1998 to fiscal 1999 (increasing from $16,983,000 to $18,911,000). This increase was the result of the growth of existing business and new contracts entered into by the Company.

Revenues from the managed care operations were the result of obtaining in the fourth quarter of fiscal 1998 the revenue from a client contract under which the Company is at risk for the total medical services costs and receives a significant portion of the total premium of an HMO. The Company did not have this business in the first three quarters of fiscal 1998.

Investment income increased 295% or $186,000 from the first quarter of fiscal 1998 to fiscal 1999 (increasing from $63,000 to $249,000). This increase is the result of higher levels of investments in the first quarter of fiscal 1999.

Cost of Health Plan Management Services: Cost of services increased 14% from the first quarter of fiscal 1998 to fiscal 1999 (from $12,721,000 to $14,540,000). As a percentage of health plan management revenues, cost of services increased from 75% in the first quarter of fiscal 1998 to 77% in fiscal 1999. The increase in fiscal 1999 of cost of services as a percentage of revenues was primarily due to additional costs related to payroll and expenses for increased business, including depreciation and amortization, the start up of a major client in April 1998, software design and year 2000 programming.

Cost of Managed Care Operations: The cost of managed care operations increased by $28,828,000 in fiscal 1999 over fiscal 1998 due to the managed care operations beginning in April 1998. As a percentage of managed care revenues, this cost in the first quarter of fiscal 1999 was 97%.

Selling, Marketing and Administration: Selling, marketing and administration expenses increased 80% from the first quarter of fiscal 1998 to fiscal 1999 (from $2,991,000 to $5,396,000). This expense as a percentage of total revenue was 18% and 11% for the first quarter of fiscal 1998 and fiscal 1999, respectively. The increases of $2,405,000 were due primarily to additional staff, travel, commission, bad debts, insurance, training programs and amounts allocated to the major client that started in April, 1998.

Interest Expense: Interest expense increased 51% from the first quarter of fiscal 1998 to fiscal 1999 (from $121,000 to $183,000), and decreased as a percentage of revenue from 0.7% to 0.4%.

Income Taxes: Income taxes decreased in fiscal 1999 from fiscal 1998 by $437,000, or 95% (from $462,000 to $25,000). The decreases are due to lower income before income taxes. It is expected that the 1999 fiscal year effective tax rate will approximate the 39% rate of fiscal 1998.

Cumulative effect of accounting change: See Note 3 in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

The Company's cash flows used in operations was $844,000 for the quarter ended September 30, 1998 compared to cash flows provided by operations of $806,000 for the quarter ended September 30, 1997. As of September 30, 1998, accounts receivable of approximately $5,000,000 impacted cash flows from operations. These receivables should be collected in the second quarter. During the quarter ended September 30, 1997, cash flows from operations exceeded net income primarily due to non-cash charges such as depreciation and amortization, deferred income taxes, cumulative effect of the accounting change and changes in operating assets and liabilities.

Cash has been used to invest in software and program enhancements and property and equipment ($3,516,000 and $2,773,000 in the first quarter of fiscal 1999 and fiscal 1998, respectively). HRM expects to continue to acquire property and equipment and enhance software and products, but at lower rates in the second half of fiscal 1999.

HRM also used approximately $558,000 and $537,000 in the first quarter of fiscal 1999 and fiscal 1998, respectively, to repay principal on notes payable and capital leases. The Company received cash proceeds of $174,000 and $153,000 in fiscal 1999 and fiscal 1998, respectively, from stock option exercises for common stock by current or former employees and directors.

The Company's current ratio was 1.0 at September 30, 1998 and 1.1 at June 30, 1998. The Company had a working capital deficit of $136,000 at September 30, 1998 and working capital of $3,474,000 at June 30, 1998.

The Company had a net operating loss carryforward of approximately $14,500,000 for income tax purposes at June 30, 1998, which can be used to reduce taxable income and reduce the current cash flow necessary to pay taxes.

The Company believes that its cash and cash flow from operations, together with credit facilities which the Company has obtained, will be sufficient to finance the Company's anticipated normal expansion in fiscal 1999. The Company has a term loan and revolving loan (principal balance of $3,363,000 and $3,000,000, respectively, as of September 30, 1998) with its bank and a revolving credit facility expiring January 31, 1999, under which the Company may borrow an additional $6,128,750 at September 30, 1998. The revolving credit and term loan are secured by liens on the assets of the Company. In light of changes in the Company's accounting policy and in the Company's core business, the Company did not meet three covenants under its bank loan documents (namely; consolidated net worth, consolidated leverage ratio and cosolidated cash flow leverage) at September 30, 1998. Management has discussed these covenants with the bank and has obtained a written waiver of the covenants through September 30, 1998. Management is discussing new banking arrangements and covenants with the bank for their approval relating to the previously announced acquisition.


Year 2000

The Company is reliant on technology to deliver its managed healthcare services. If a computer system or software application used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the year "2000," the results could conceivably have a material adverse effect on the Company.

Management has implemented and is monitoring a program to prepare the Company's computer systems or software applications and external relationships for the year 2000. Utilizing a national consulting firm, the Company has completed a systematic survey of its hardware, software and facilities. A strategy for achieving compliance for each system component has been prepared. Costs of the Company's Year 2000 Project through June 30, 1999, are estimated at approximately $1.4 million of which approximately $.7 million has been incurred through September 30, 1998. The cost of the Year 2000 Project will be expensed as incurred.

The Company has targeted its Year 2000 compliance efforts to address the critical systems that support and interface with the Company's clients and vendors. The Company is in the process of requesting information from critical vendors regarding their state of readiness. As of June 30, 1998, QualityFIRST(R) is Year 2000 ready in that it processes four-digit year dates. The Company's claims system is scheduled to complete Year 2000 testing in the Fall of 1998 and the remediation of the care management system is scheduled to be completed in the quarter ending June 30, 1999. There are expected to be ongoing maintenance tasks which will continue into the year 2000. These tasks are not expected to be significant.

Successful completion of the Company's Year 2000 Project is affected by many factors, including but not limited to Year 2000 readiness of the Company's key vendors and customers. The information contained in this statement is based on management's best estimates. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated based on factors such as availability and cost of personnel trained in this area, the ability to identify relevant computer codes, and the impact of the Company's external relationships. The possible consequences of the Company or its business partners not being fully Year 200 compliant include temporary disruption to the delivery of services. The Company will be using contingency plans already in place related to the backing up of information systems and disaster recovery procedures. The Company will be developing additional and/or supplemental contingency plans where necessary in an effort to be prepared should a Year 2000 issue arise.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On September 25, 1998, Keystone Mercy Health Plan filed a complaint, seeking injunctive relief and unspecified damages, in U.S. District Court for the Eastern District of Pennsylvania against the Company alleging the Company had failed to perform services under a September 12, 1998 settlement agreement. Keystone subsequently voluntarily dismissed its complaint and the parties executed a Stipulation to Dismiss Without Prejudice that was approved by the Court on October 30, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of the Company's shareholders was held on Wednesday, July 8, 1998.

         (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected.

         (c) At the Annual Meeting the following matters were voted upon:

                  (i) The following persons were elcted as Class C Directors for a three-year term:

                  Nominee                   Votes For             Votes Withheld

                  Gary T. McIlroy            4,304,951                   9,700
                  Ronald R. Hahn             4,306,801                   7,850
                  Robert L. Montgomery       4,307,751                   6,900

                  (ii) By a vote of 4,305,308 shares in favor, with 2,225 shares against, 7,118 shares abstaining, the shareholders approved the selection of Ernst & Young LLP as independent auditors for the current fiscal year.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 27 -- Financial Data Schedule (filed in electronic format only)

         (b) During the three months ended September 30, 1998, there was no report filed on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Health Risk Management, Inc.



Dated:  November 16, 1998               By:    /s/Gary T. McIlroy
                                             Gary T. McIlroy, M.D.
                                            Chief Executive Officer



Dated:  November 16, 1998               By:    /s/Thomas P. Clark
                                             Thomas P. Clark
                                            Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  EXHIBIT INDEX

                                       to

                                    FORM 10-Q
                      For Quarter Ended September 30, 1998


                          HEALTH RISK MANAGEMENT, INC.

                             (SEC File No. 0-18902)







Exhibit
Number            Exhibit Description

27                Financial Data Schedule (filed in electronic format only)