Form 10-Q
period 1998-12-31
HEALTH RISK MANAGEMENT INC /MN/
filed 1999-02-16
CIK 869486

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

The number of shares of Common Stock par value $.01 per share, outstanding on February 9, 1999 was 4,609,051.

                          HEALTH RISK MANAGEMENT, INC.

                                      INDEX


Part I.    Financial Information                                           Page
                                                                          Number

           Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets -- at December 31, 1998 and
                June 30, 1998................................................3

           Consolidated Statements of Operations for the three months ended December 31, 1998 and 1997 and the six months ended
                December 31, 1998 and 1997...................................4

           Consolidated Statements of Cash Flows for the six months
                ended December 31, 1998 and 1997.............................5

           Notes to Consolidated Financial Statements......................6-9

           Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............10-13



Part II.   Other Information

           Item 1.  Legal Proceedings.......................................14

           Item 5.  Other Information.......................................14

           Item 6.  Exhibits and Reports on Form 8-K........................14



Signatures..................................................................15

Exhibit Index...............................................................16

PART I. FINANCIAL INFORMATION

                          HEALTH RISK MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS

                                                                                    December 31,
                                                                                        1998               June 30
                                                                                     (Unaudited)            1998
                                                                                   ----------------    ----------------
Current assets:
   Cash and cash equivalents                                                       $        6,736      $       20,624
   Accounts receivable, less allowance for doubtful accounts of                            16,705              11,019
     $290 and $265 at December 31, 1998, and June 30, 1998, respectively
Deferred income taxes                                                                         900                 900
Other                                                                                       1,542                 837
                                                                                   ----------------    ----------------
     Total current assets                                                                  25,883              33,380

Computer software costs, less accumulated amortization of $18,941 and $17,940 at           26,175              24,284
   December 31, 1998, and June 30, 1998 respectively
Property and equipment, less accumulated depreciation of $14,587 and $14,299 at
   December 31, 1998, and June 30, 1998 respectively                                       12,092               8,670
Other assets                                                                                4,994               4,180
                                                                                   ----------------    ----------------
                                                                                   $       69,144      $       70,514
                                                                                   ================    ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $        2,176      $        2,125
   Medical services payable                                                                17,694              15,452
   Accrued expenses                                                                         2,337               3,596
   Unearned revenues                                                                        2,250               3,708
   Current maturities of notes payable                                                      6,146               4,429
   Current portion of capitalized equipment leases                                            378                 596
                                                                                   ----------------    ----------------
     Total current liabilities                                                             30,981              29,906

Deferred income taxes                                                                       3,035               3,776
Long-Term portion of notes payable                                                          1,860               2,313
Long-Term portion of capitalized equipment leases                                             631                 734
Commitments
Shareholders' equity:
Undesignated shares, $.01 par value, 9,700,000 authorized, none issued
Series A preferred shares, $.01 par value, 300,000 authorized, none issued
Common shares, $.01 par value, 20,000,000 shares authorized, 4,605,685 and 4,583,694 issued and outstanding at December 31, 1998 and
     June 30, 1998, respectively                                                               46                  46
Additional paid-in capital                                                                 31,914              31,728
Retained earnings                                                                             677               2,011
                                                                                   ----------------    ----------------
     Total shareholders' equity                                                            32,637              33,785
                                                                                   ----------------    ----------------
                                                                                   $       69,144      $       70,514
                                                                                   ================    ================

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                      Three Months Ended       Six Months Ended
                                                         December  31,            December 31,
                                                      --------------------    --------------------
                                                        1998        1997        1998        1997
                                                      --------    --------    --------    --------
   Revenues:
     Health plan management services                  $ 15,262    $ 17,916    $ 34,173    $ 34,899
     Managed care operations                            29,588        --        59,377        --
     Investment income                                     168          73         417         136
                                                      --------    --------    --------    --------
        Total revenues                                  45,018      17,989      93,967      35,035

   Operating expenses:
      Cost of health plan management services           11,478      13,385      25,588      26,106
      Cost of managed care operations                   29,366        --        58,194        --
      Selling, marketing and administration              5,134       3,227      10,530       6,218
      Oxford transition costs                              920        --         1,350        --
      Interest expense                                     191         106         374         227
                                                      --------    --------    --------    --------
        Total operating expenses                        47,089      16,718      96,036      32,551

   Income (loss) before income taxes and cumulative
     effect of accounting change                        (2,071)      1,271      (2,069)      2,484
   Income tax expense (benefit)                           (760)        484        (735)        946
                                                      --------    --------    --------    --------
   Income (loss) before cumulative effect
     of accounting change                               (1,311)        787      (1,334)      1,538
   Cumulative effect of accounting change, net of
       income tax benefit of $1,342                       --          --          --        (2,371)
                                                      --------    --------    --------    --------

     Net income (loss)                                $ (1,311)   $    787    $ (1,334)   $   (833)
                                                      ========    ========    ========    ========

   Basic earnings per share:
     Income (loss) before cumulative effect
        of accounting change                          $   (.28)   $    .18    $   (.29)   $    .34
     Cumulative effect of accounting change
                                                          --          --          --          (.53)
                                                      --------    --------    --------    --------
     Net income (loss)                                $   (.28)   $    .18    $   (.29)   $   (.19)
                                                      ========    ========    ========    ========

   Diluted earnings per share:
     Income (loss) before cumulative effect
        of accounting change                          $   (.28)   $    .17    $   (.28)   $    .33
     Cumulative effect of accounting change
                                                          --          --          --          (.51)
                                                      --------    --------    --------    --------
     Net income (loss)                                $   (.28)   $    .17    $   (.28)   $   (.18)
                                                      ========    ========    ========    ========

   Weighted average number of shares outstanding:
     Basic                                               4,605       4,502       4,599       4,499
                                                      ========    ========    ========    ========
     Diluted                                             4,643       4,639       4,682       4,638
                                                      ========    ========    ========    ========

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                     December 31,
                                                            --------------------------
                                                               1998              1997
                                                            --------          --------

Cash flows from operating activities:
   Net loss                                                 $ (1,334)         $   (833)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation                                            1,630             1,537
       Amortization                                            3,311             2,548
       Cumulative effect of accounting change                   --               2,371
       Provision for deferred income taxes                      (741)              743
       Changes in operating assets and liabilities:
         Accounts receivable                                  (5,686)           (2,139)
         Other assets                                         (1,857)              (52)
         Accounts payable                                       (143)             (271)
         Medical services payable                              2,242              --
         Accrued expenses                                     (1,259)              236
         Unearned revenues                                    (1,458)               23
                                                            --------          --------
Net cash provided by (used in) operating activities           (5,295)            4,163

Cash flows from investing activities:
   Property and equipment                                     (4,858)             (933)
   Capitalized software                                       (4,864)           (4,070)
                                                            --------          --------
Net cash used in investing activities                         (9,722)           (5,003)

Cash flows from financing activities:
   Proceeds from notes payable                                 2,000             1,750
   Principal payments on notes payable                          (736)             (594)
   Principal payments on capital leases                         (321)             (438)
   Issuance of common shares                                     186               190
                                                            --------          --------
Net cash provided by financing activities                      1,129               908
                                                            --------          --------

Increase (decrease) in cash                                  (13,888)               68
Cash and cash equivalents at beginning of period              20,624             5,349
                                                            --------          --------

Cash and cash equivalents at end of period                  $  6,736          $  5,417
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

         The cumulative effect of the change in accounting principles as of July 1, 1997 resulted in a pre-tax, non-cash charge of $3,713,000 ($2,371,000 after tax benefit or $.53 per share for basic and $.51 per share for diluted) in the six months ended December 31, 1997.

4.       Computer software costs

                                                                  December 31,
                                                                      1998         June 30,
                                                                  (Unaudited)        1998
                                                                    -------         -------
                                                                        (in thousands)
         Computer software costs consist of the following:
               Care Management Software
                   Cost                                             $18,590         $17,268
                   Less accumulated amortization                      7,412           7,391
                                                                    -------         -------
                       Net book value                                11,178           9,877
               Claim Administration Software
                   Cost                                               9,144           8,852
                   Less accumulated amortization                      3,828           3,708
                                                                    -------         -------
                       Net book value                                 5,316           5,144
               Guidelines, Protocols and Medical
                 Analysis Software
                   Cost                                              17,382          16,104
                   Less accumulated amortization                      7,701           6,841
                                                                    -------         -------
                       Net book value                                 9,681           9,263
                                                                    -------         -------
               Computer software costs                              $26,175         $24,284
                                                                    =======         =======

     5.  Net Income (Loss) Per Common Share

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended December 31, and the six months ended December 31 (in thousands, except per share data):

                                                              Three Months Ended                    Six Months Ended
                                                                  December 31,                         December 31,
                                                       -------------------------------         -------------------------------
                                                           1998               1997               1998                1997
                                                       ------------        -----------         -----------         -----------
   Numerator:
     Income (loss) before cumulative effect of
       accounting change                               $    (1,311)        $       787         $    (1,334)        $      1,538
     Cumulative effect of accounting change
                                                              --                  --                  --                 (2,371)
                                                       -----------         -----------         -----------         ------------
     Net income (loss)                                 $    (1,311)        $       787         $    (1,334)        $       (833)
                                                       ===========         ===========         ===========         ============

   Denominator:
     Weighted-average shares-basic
     Effect of dilutive stock options                        4,605               4,502               4,599                4,499
     Weighted-average shares-diluted                            38                 137                  83                  139
                                                       -----------         -----------         -----------         ------------
                                                             4,643               4,639               4,682                4,638
                                                       ===========         ===========         ===========         ============
   Basic earnings per share:
     Income (loss) before cumulative effect of
       accounting change                               $                   $                   $                   $
                                                              (.28)                .18                (.29)                 .34
     Cumulative effect of accounting change
                                                              --                  --                  --                   (.53)
                                                       -----------         -----------         -----------         ------------
     Net income (loss)                                 $      (.28)        $       .18         $      (.29)        $       (.19)
                                                       ===========         ===========         ===========         ============

   Diluted earnings per share:
     Income (loss) before cumulative effect of
       accounting change                               $      (.28)        $       .17         $      (.28)        $        .33
     Cumulative effect of accounting change
                                                              --                  --                  --                   (.51)
                                                       -----------         -----------         -----------         ------------
     Net income (loss)                                 $      (.28)        $       .17         $      (.28)        $       (.18)
                                                       ===========         ===========         ===========         ============

6.       Purchase of Oxford Health Plans (PA)

         On January 27, 1999, the Company finalized the purchase of Oxford Health Plans (PA), Inc. (OXPA), a wholly-owned subsidiary of Oxford Health Plans, Inc., for $7.1 million in cash and the assumption of a surplus note from OXPA for $2.5 million.

         In conjunction with the purchase, the Company amended its revolving credit facility and term loan agreement with the bank. As of January 27, 1999, the Company has term loans outstanding of $6,295,000 with an interest rate of 7.93% and payable at $175,000 per month. The Company also has $5,765,000 outstanding under the terms of its $6,000,000 revolving credit facility expiring January 31, 2000 with an interest rate based upon the bank's reference rate.

         The Company incurred transition costs related to the purchase of OXPA of approximately $920,000 in the quarter ended December 31, 1998 and $430,000 in the quarter ended September 30, 1998 due to increased operational costs for HMO related activities without a corresponding increase in its health plan management service fees.


7.       Reclassification

         Certain items in the financial statements for the three and six month periods ended December 31, 1997 have been reclassified to conform to the 1998 presentations.

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

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of total revenues, as indicated, for the three months and the six months ended December 31, 1998 and 1997 and the fiscal year ended June 30, 1998.

                                                   Three Months Ended       Six Months Ended         Year
                                                      December 31,            December 31,          Ended
                                                                                                   June 30,
                                                     1998        1997        1998        1997        1998
                                                     -----       -----      -----       -----       -----
Revenues                                             100.0%      100.0%     100.0%      100.0%      100.0%
                                                     =====       =====      =====       =====       =====

Operating expenses:
   Cost of health plan management services            75.2(1)     74.7(1)    74.9(1)     74.8(1)     76.8(1)
   Cost of managed care operations                    99.2(2)     --         98.0(2)      --         97.6(2)
   Selling, marketing and administration              11.4(3)     17.9(3)    11.2(3)     17.7(3)     15.4(3)
   Oxford transition costs                             2.0(3)      --         1.4(3)      --          --
   Interest expense                                    0.4(3)      0.6(3)     0.4(3)      0.6(3)      0.5(3)
                                                     -----       -----      -----       -----       -----
         Total operating expenses                    104.6(3)     92.9(3)   102.2(3)     92.9(3)     97.7(3)
                                                     -----       -----      -----       -----       -----
Income (loss) before income taxes and
   cumulative effect of accounting change             (4.6)        7.1       (2.2)        7.1         2.3

Income taxes expense (benefit)                        (1.7)        2.7       (0.8)        2.7         0.9
                                                     -----       -----      -----       -----       -----
Income (loss) before cumulative effect
   of accounting change                               (2.9)        4.4       (1.4)        4.4         1.4
Cumulative effect of accounting change
   net of income tax                                    --          --         --        (6.8)       (2.5)
                                                     -----       -----      -----       -----       -----
Net income (loss)                                     (2.9)%       4.4%      (1.4)%      (2.4)%      (1.1)%
                                                     =====       =====      =====       =====       =====

(1) Computed as a % of health plan management revenues.

(2) Computed as a % of managed care operations revenues.

(3)  Computed as a % of total revenues.


Total Revenues: Total revenues increased $27,029,000 (150%) from second quarter of fiscal 1998 to fiscal 1999 (from $17,989,000 to $45,018,000) and increased $58,932,000 (168%) from the first six months of fiscal 1998 to fiscal 1999 from ($35,035,000 to $93,967,000). These increases are primarily attributable to revenues from managed care operations which began April 16, 1998, and net of decreases in the number of covered participants enrolled in the Company's health plan management services related to an HMO that terminated services on September 30, 1998 and sales of additional products to existing clients and increased sales of the QualityFIRST(R) Medical Risk Management System.

Following is a breakout of revenue:

                                                  Three Months Ended
                                                      December 31
                                                  1998            1997            Change
                                             -----------     -----------      ------------
   Health plan management services           $15,262,000     $17,916,000     $ (2,654,000)    (15)%
   Managed care operations                    29,588,000               0        29,588,000      N/A
   Investment income                             168,000          73,000            95,000     130%
                                             -----------     -----------       -----------     ----
   Total revenues                            $45,018,000     $17,989,000       $27,029,000     150%
                                             ===========     ===========       ===========     ====

                                                    Six Months Ended
                                                      December 31
                                                 1998            1997            Change
                                             -----------     -----------       -----------
   Health plan management services           $34,173,000     $34,899,000       $ (726,000)     (2)%
   Managed care operations                    59,377,000               0        59,377,000      N/A
   Investment income                             417,000         136,000           281,000     207%
                                             -----------     -----------       -----------     ----
   Total revenues                            $93,967,000     $35,035,000       $58,932,000     168%
                                             ===========     ===========       ===========     ====

Revenues for health plan management services decreased 15% or $2,654,000, from second quarter of fiscal 1998 to fiscal 1999 (decreasing from $17,916,000 to $15,262,000) and decreased 2% or $726,000 from the first six months of fiscal 1998 to fiscal 1999 (decreasing from $34,899,000 to $34,173,000). This decrease was mainly the result of the decrease in the number of participants related to an HMO that terminated services on September 30, 1998.

Revenues from the managed care operations were the result of obtaining in the fourth quarter of fiscal 1998 the revenue from a client contract under which the Company is at risk for the total medical services costs and receives a significant portion of the total premium of an HMO. The Company did not have this business in the first three quarters of fiscal 1998. The Company acquired this HMO in January 1999.

Investment income increased 130% or $95,000 from the second quarter of fiscal 1998 to fiscal 1999 (increasing from $73,000 to $168,000)and increased 207% from the first six months of fiscal 1998 to fiscal 1999 (increasing from $136,000 to $417,000). This increase is the result of higher levels of investments in the first quarter and the first six months of fiscal 1999.

Cost of Health Plan Management Services: Cost of services decreased $1,907,000 (14%) from the second quarter of fiscal 1998 to fiscal 1999 (from $13,385,000 to $11,478,000) and decreased $518,000 (2%) for the first six months of fiscal 1998 compared to fiscal 1999 (decreasing from $26,106,000 to $25,588,000). As a percentage of health plan management revenues, cost of services remained essentially unchanged at 75% in the second quarter of fiscal 1998 and fiscal 1999, respectively, and for the first six months of fiscal 1998 compared to fiscal 1999. The decrease in fiscal 1999 of cost of services as a percentage of revenues was primarily due to reduced payroll and expenses related to the HMO which terminated on September 30, 1998.

Cost of Managed Care Operations: The cost of managed care operations increased by $29,366,000 from the second quarter of fiscal 1999 over fiscal 1998 and increased $58,194,000 for the first six months of fiscal 1999 compared to fiscal 1998 due to the managed care operations beginning in April 1998. As a percentage of managed care revenues, this cost in the second quarter of fiscal 1999 was 99% and for the first six months of fiscal 1999 it was 98%. The increase in the second quarter of fiscal 1999 over the first quarter of fiscal 1999 was the result of increased cost of medical expenses in the quarter.

Selling, Marketing and Administration: Selling, marketing and administration expenses increased $1,907,000 (59%) from the second quarter of fiscal 1998 to fiscal 1999 (from $3,227,000 to $5,134,000) and increased $4,312,000 (69%) for the first six months of fiscal 1998 to fiscal 1999 (from $6,218,000 to $10,530,000). This expense as a percentage of total revenue was 18% and 11% for the second quarter and the first six months of fiscal 1998 and fiscal 1999, respectively. The dollar increases were due primarily to additional staff, travel, commission, bad debts, insurance, training programs and amounts allocated to the major client that started in April, 1998.

Oxford Transition Costs: The Company incurred transition costs related to the purchase of Oxford Health Plans (PA), Inc. of approximately $920,000 in the quarter ended December 31, 1998 and $430,000 in the quarter ended September 30, 1998 due to increased operational costs for HMO related activities without a corresponding increase in its health plan management service fees.

Interest Expense: Interest expense increased $85,000 (80%) from the second quarter of fiscal 1998 to fiscal 1999 (from $106,000 to $191,000 and increased $147,000 (65%) for the first six months of fiscal 1998 to fiscal 1999 (from $227,000 to $374,000), and decreased as a percentage of revenue from 0.6% to 0.4% for the second quarter and the first six months of fiscal 1998 to fiscal 1999, respectively.

Income Taxes: Income taxes decreased in fiscal 1999 from fiscal 1998 because of lower income before income taxes. It is expected that the 1999 fiscal year effective tax rate wil approximate the 39% rate of fiscal 1998.

Cumulative effect of accounting change: See Note 3 in the Notes to Consolidated Financial Statements.


Liquidity and Capital Resources

The Company's cash flows used in operations was $5,295,000 for the six months ended December 31, 1998 compared to cash flows provided by operations of $4,163,000 for the six months ended December 31, 1998. As of December 31, 1998, accounts receivable of approximately $6,000,000 impacted cash flows from operations and should be collected in the third quarter. During the six months ended December 31, 1997, cash flows from operations exceeded net income primarily due to non-cash charges such as depreciation and amortization, deferred income taxes, cumulative effect of the accounting change and changes in operating assets and liabilities.

Cash of $9,722,000 and $5,003,000 has been used to invest in software and program enhancements and property and equipment in the first six months of fiscal 1999 and fiscal 1998, respectively, which in fiscal 1999 included approximately $3,000,000 of property and equipment related to the Company's move to new corporate facilities in the first quarter of fiscal 1999. HRM expects to continue to acquire property and equipment and enhance software and products, but at lower rates in the second half of fiscal 1999.

HRM received proceeds from notes payable of $2,000,000 and $1,750,000 in the first six months of fiscal 1999 and fiscal 1998, respectively, and also used approximately $1,057,000 and $1,032,000 in the first six months of fiscal 1999 and fiscal 1998, respectively, to repay principal on notes payable and capital leases. The Company received cash proceeds of $186,000 and $190,000 in fiscal 1999 and fiscal 1998, respectively, from stock option exercises for common stock by current or former employees and directors.

The Company's current ratio was 0.83 at December 31, 1998 and 1.1 at June 30, 1998. The Company had a working capital deficit of $5,098,000 at December 31, 1998 and working capital of $3,474,000 at June 30, 1998. The medical services payable related to the managed care operations decreased working capital by $17,694,000 and $15,452,000 at December 31, 1998 and June 30, 1998.

The Company had a net operating loss carryforward of approximately $14,500,000 for income tax purposes at June 30, 1998, which can be used to reduce taxable income and reduce the current cash flow necessary to pay taxes.

The Company believes that its cash and cash flow from operations, together with credit facilities which the Company has obtained, will be sufficient to finance the Company's anticipated normal expansion in fiscal 1999. The Company has an amended and restated term loan and revolving loan agreement dated January 27, 1999 with its bank and a revolving credit facility expiring January 31, 2000, under which the Company received an additional term loan of $4,000,000 in January, 1999 to complete the purchase of Oxford Health Plans (PA), Inc. in January, 1999. The revolving credit and term loan are secured by liens on the assets of the Company. In light of the changes in the Company's accounting policy and the Company's core business, the Company and its bank have agreed to new loan covenants that the Company expects to meet each quarter ongoing.

Year 2000

Management has implemented and continues to monitor its Year 2000 Project to prepare the Company's computer systems, applications, facilities and external relationships for the Year 2000. Utilizing a national consulting firm, the Company has completed a systematic survey of all hardware, software and facilities. A strategy for achieving compliance for each system component has been identified and initial size estimates for the scope of each system component has been prepared. Costs of the Company's Year 2000 Project through June 30, 1999, are estimated at approximately $1.4 million of which approximately $.9 million has been incurred through December 31, 1998. The costs associated with the Year 2000 Project will be expensed as incurred.

The Company has targeted its Year 2000 compliance efforts to address the critical systems that support and interface with the Company's clients and vendors. The Company continues to request information from critical vendors regarding their state of readiness, and the results of their responses are being evaluated as part of the program monitoring process. As of June 30, 1998, the Company's QualityFIRST(R) product is Year 2000 ready in that it processes four-digit year dates. The Company was scheduled to have completed Year 2000 testing on its claims system in the Fall of 1998, but this Project component has been extended to the beginning of the Company's fourth quarter, which commences April 1, 1999. The remediation of the Company's care management system is scheduled to be completed near the end of the Company's fourth quarter. There are expected to be ongoing maintenance tasks which will continue into the Year 2000, although these tasks are not expected to be significant.

The Company is reliant on technology to deliver its services. If a computer system or software application used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the year "2000," the results could conceivably have a material adverse effect on the Company.

The Company's Year 2000 Project plans are subject to change and are necessarily dependent upon management business decisions and other factors, both internal and external, and the Company is making adjustments to its Year 2000 Project as it deems necessary. The information contained in this statement is based on management's best estimates. However, there can be no guarantee that these estimates will be achieved, and the results could differ materially from those anticipated based on factors such as: Year 2000 readiness of the Company's business partners, including its key vendors, its customers, and its customers' key vendors; the availability and cost of personnel trained in this area; the ability to identify relevant computer codes; and the impact of the Company's external relationships. The possible consequences of the Company or its business partners not being fully Year 2000 compliant include temporary disruption of the delivery of services. The Company will be using contingency plans already in place related to the backing up of information systems and disaster recovery procedures. The Company will be developing additional and/or supplemental contingency plans where necessary in an effort to be prepared in the event that a Year 2000 issue arises.

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

Item 5.  Other Information

The Company's board of directors has set April 21, 1999 as the date for the 1999 annual shareholders meeting. A proposal submitted by a shareholder and intended to be presented at the 1999 annual meeting had to be received by the Company by February 4, 1999, to be includable in the Company's proxy statement for the 1999 annual meeting. Shareholder proposals received by the Company after January 31, 1999 can be voted on by the discretionary authority of management named in the proxies without prior mention of such matter in the proxy statement. As provided in the Company's Bylaws, no shareholder proposals received by the Company after March 2, 1999 can be considered at the meeting.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 27 -- Financial Data Schedule (filed in electronic format only)

         (b) During the three months ended December 31, 1998, there was no report filed on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Health Risk Management, Inc.



Dated:  February 16, 1999                  By:    /s/Gary T. McIlroy
                                               Gary T. McIlroy, M.D.
                                               Chief Executive Officer



Dated:  February 16, 1999                  By:     /s/Thomas P. Clark
                                               Thomas P. Clark
                                               Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  EXHIBIT INDEX

                                       to

                                    FORM 10-Q
                       For Quarter Ended December 31, 1998


                          HEALTH RISK MANAGEMENT, INC.

                             (SEC File No. 0-18902)







Exhibit
Number            Exhibit Description

27                Financial Data Schedule (filed in electronic format only)