Form 10-Q
period 1999-03-31
HEALTH RISK MANAGEMENT INC /MN/
filed 1999-05-17
CIK 869486

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. -
                           Yes      X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of Common Stock par value $.01 per share, outstanding on May 7, 1999 was 4,637,774.

                          HEALTH RISK MANAGEMENT, INC.

                                      INDEX


Part I.    Financial Information                                     Page Number

           Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets -- at March 31, 1999 and
                June 30, 1998.................................................3

           Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998 and the nine months ended
                March 31, 1999 and 1998.......................................4

           Consolidated Statements of Cash Flows for the nine months
                ended March 31, 1999 and 1998.................................5

           Notes to Consolidated Financial Statements......................6-11

           Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............12-16

           Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk..................................................16


Part II.   Other Information

           Item 4.  Submission of Matters to a Vote of Security Holders......17

           Item 6.  Exhibits and Reports on Form 8-K.........................17



Signatures...................................................................18

Exhibit Index................................................................19

PART I.  ITEM 1.  FINANCIAL INFORMATION

                          HEALTH RISK MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                     ASSETS

                                                                                     March 31,
                                                                                       1999        June 30
                                                                                    (Unaudited)     1998
                                                                                      -------      -------
Current assets:
   Cash and cash equivalents                                                          $10,763      $20,624
   Accounts receivable, less allowance for doubtful accounts of                        15,232       11,019
     $310 and $265 at March 31, 1999, and June 30, 1998, respectively
   Deferred income taxes                                                                1,730          900
   Other                                                                                1,619          837
                                                                                      -------      -------
     Total current assets                                                              29,344       33,380

Fixed maturity investments at fair value                                                8,626         --
Computer software costs, less accumulated amortization of $20,546 and $17,940 at       26,601       24,284
   March 31, 1999 and June 30, 1998, respectively
Property and equipment, less accumulated depreciation of $18,045 and $14,299 at        12,599        8,670
   March 31, 1999 and June 30, 1998, respectively
Other assets                                                                            5,081        4,180
                                                                                      -------      -------
                                                                                      $82,251      $70,514
                                                                                      =======      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                   $ 3,360      $ 2,125
   Medical services payable                                                             9,646       15,452
   Due to reinsurer                                                                     7,203         --
   Accrued expenses                                                                     4,166        3,596
   Unearned revenues                                                                    6,313        3,708
   Current maturities of notes payable                                                  7,865        4,429
   Current portion of capitalized equipment leases                                        291          596
                                                                                      -------      -------
     Total current liabilities                                                         38,844       29,906

Deferred income taxes                                                                   2,731        3,776
Long-term portion of notes payable                                                      3,670        2,313
Long-term portion of capitalized equipment leases                                         544          734
Surplus note payable                                                                    2,500         --
Commitments
Shareholders' equity:
  Undesignated shares, $.01 par value, 9,700,000 authorized, none issued
  Series A preferred shares, $.01 par value, 300,000 authorized, none issued
  Common shares, $.01 par value, 20,000,000 shares authorized, 4,636,774 and
     4,583,694 issued and outstanding at March 31, 1999 and June 30, 1998, respectively
                                                                                           46           46
  Additional paid-in capital                                                           32,161       31,728
  Retained earnings                                                                     1,746        2,011
   Accumulated other comprehensive income:
     Net unrealized gain on fixed maturity investments
                                                                                            9         --
                                                                                      -------      -------
     Total shareholders' equity                                                        33,962       33,785
                                                                                      -------      -------
                                                                                      $82,251      $70,514
                                                                                      =======      =======

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                            Three Months Ended              Nine Months Ended
                                                                  March 31,                      March 31,
                                                         ------------------------      -------------------------
                                                            1999          1998            1999           1998
                                                         ---------      ---------      ---------       ---------
   Revenues:
     Premiums-gross                                      $  37,962      $    --        $ 105,137       $    --
     Ceded advance premiums earned                           1,239           --            1,239            --
     Management service fees                                11,903         15,957         36,245          49,035
     QualityFIRST revenues                                   1,059            943          3,092           2,764
     Investment income                                         279             72            696             208
                                                         ---------      ---------      ---------       ---------
        Total revenues                                      52,442         16,972        146,409          52,007
     Less ceded premiums                                    18,528           --           18,528            --
                                                         ---------      ---------      ---------       ---------
        Net revenues                                        33,914         16,972        127,881          52,007

   Operating expenses:
      Medical costs, net                                    15,644           --           73,838            --
      Cost of services, net                                 13,144         13,277         41,600          39,383
      Selling, marketing and administration, net             3,174          3,514         10,836           9,732
      Oxford transition costs                                 --             --            1,350            --
      Interest expense                                         265            130            639             357
                                                         ---------      ---------      ---------       ---------
        Total operating expenses                            32,227         16,921        128,263          49,472

   Income (loss) before income taxes and cumulative
     effect of accounting change                             1,687             51           (382)          2,535
   Income tax expense (benefit)                                618             20           (117)            966
                                                         ---------      ---------      ---------       ---------
   Income (loss) before cumulative effect
     of accounting change                                    1,069             31           (265)          1,569
   Cumulative effect
     of accounting change, net of
     income tax benefit of $1,342                             --             --             --            (2,371)
                                                         ---------      ---------      ---------       ---------

   Net income (loss)                                     $   1,069      $      31      $    (265)      $    (802)
                                                         =========      =========      =========       =========

   Basic earnings per share:
     Income (loss) before cumulative effect
        of accounting change                             $     .23      $     .01      $    (.06)      $     .35
     Cumulative effect of accounting change                   --             --             --              (.53)
                                                         ---------      ---------      ---------       ---------
     Net income (loss)                                   $     .23      $     .01      $    (.06)      $    (.18)
                                                         =========      =========      =========       =========
   Diluted earnings per share:
     Income (loss) before cumulative effect
        of accounting change                             $     .23      $     .01      $    (.06)      $     .34
     Cumulative effect of accounting change                   --             --             --              (.51)
                                                         ---------      ---------      ---------       ---------
     Net income (loss)                                   $     .23      $     .01      $    (.06)      $    (.17)
                                                         =========      =========      =========       =========

   Weighted average number of shares outstanding:
     Basic                                                   4,624          4,522          4,607           4,507
                                                         =========      =========      =========       =========
     Diluted                                                 4,665          4,655          4,677           4,628
                                                         =========      =========      =========       =========

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                           Nine Months Ended
                                                                 March 31,
                                                         -----------------------
                                                           1999           1998
                                                         --------       --------

Cash flows from operating activities:
   Net loss                                              $   (265)      $   (802)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation                                         2,571          2,354
       Amortization                                         5,111          3,933
       Cumulative effect of accounting change                --            2,371
       Provision for deferred income taxes                   (127)           949
       Changes in operating assets and liabilities:
         Accounts receivable                                1,175         (2,155)
         Other assets                                        (877)          (142)
         Accounts payable                                   1,196            100
         Medical services payable                         (13,507)          --
         Due to reinsurer                                   7,203           --
         Accrued expenses                                     781           (340)
         Unearned revenues                                  2,605             (8)
                                                         --------       --------
Net cash provided by operating activities                   5,866          6,260

Cash flows from investing activities:
   Acquisition of net assets, net of cash acquired         (7,734)
   Property and equipment                                  (5,453)        (2,114)
   Capitalized software                                    (6,895)        (6,244)
   Purchase of investments                                   (234)          --
                                                         --------       --------
Net cash used in investing activities                     (20,316)        (8,358)

Cash flows from financing activities:
   Proceeds from notes payable                              6,000          1,750
   Principal payments on notes payable                     (1,207)          (951)
   Principal payments on capital leases                      (495)          (645)
   Issuance of common shares                                  291            681
                                                         --------       --------
Net cash provided by financing activities                   4,589            835
                                                         --------       --------

Decrease in cash and cash equivalents                      (9,861)        (1,263)
Cash and cash equivalents at beginning of period           20,624          5,349
                                                         --------       --------

Cash and cash equivalents at end of period               $ 10,763       $  4,086
                                                         ========       ========

                          HEALTH RISK MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited interim consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended June 30, 1998 and the Form 8-K, as amended, related to the purchase of Oxford Health Plans (PA), Inc. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the June 30, 1998 audited financial statements and the Form 8-K have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto.

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

         The cumulative effect of the change in accounting principles as of July 1, 1997 resulted in a pre-tax, non-cash charge of $3,713,000 ($2,371,000 after tax benefit or $.53 per share for basic and $.51 per share for diluted) in the nine months ended March 31, 1998.

4.       Computer software costs

                                                                 March 31,
                                                                  1999         June 30,
                                                               (Unaudited)      1998
                                                               ----------     --------
                                                                    (in thousands)

         Computer software costs consist of the following:

              Care Management Software
                  Cost                                           $19,528      $17,268
                  Less accumulated amortization                    8,088        7,391
                                                                 -------      -------
                      Net book value                              11,440        9,877
              Claim Administration Software
                  Cost                                             9,471        8,852
                  Less accumulated amortization                    4,061        3,708
                                                                 -------      -------
                      Net book value                               5,410        5,144
              Guidelines, Protocols and Medical
                Analysis Software
                  Cost                                            18,148       16,104
                  Less accumulated amortization                    8,397        6,841
                                                                 -------      -------
                      Net book value                               9,751        9,263
                                                                 -------      -------
              Computer software costs                            $26,601      $24,284
                                                                 =======      =======


     5.  Net Income (Loss) Per Common Share

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, and the nine months ended March 31 (in thousands, except per share data):

                                                          Three Months Ended          Nine Months Ended
                                                               March 31,                  March 31,
                                                         --------------------       ---------------------
                                                          1999          1998          1999          1998
                                                         -------      -------       -------       -------

   Numerator:
     Income (loss) before cumulative effect of
       accounting change                                 $ 1,069      $    31       $  (265)      $ 1,569
     Cumulative effect of accounting change
                                                            --           --            --          (2,371)
                                                         -------      -------       -------       -------
     Net income (loss)                                   $ 1,069      $    31       $  (265)      $  (802)
                                                         =======      =======       =======       =======

   Denominator:
     Weighted-average shares-basic
     Effect of dilutive stock options                      4,624        4,522         4,607         4,507
     Weighted-average shares-diluted                          41          133            70           121
                                                         -------      -------       -------       -------
                                                           4,665        4,655         4,677         4,628
                                                         =======      =======       =======       =======
   Basic earnings per share:
     Income (loss) before cumulative effect of
       accounting change                                 $   .23      $   .01       $  (.06)      $   .35
     Cumulative effect of accounting change                 --           --            --            (.53)
                                                         -------      -------       -------       -------
     Net income (loss)                                   $   .23      $   .01       $  (.06)      $  (.18)
                                                         =======      =======       =======       =======

   Diluted earnings per share:
     Income (loss) before cumulative effect of
       accounting change                                 $   .23      $   .01       $  (.06)      $   .34
     Cumulative effect of accounting change                 --           --            --            (.51)
                                                         -------      -------       -------       -------
     Net income (loss)                                   $   .23      $   .01       $  (.06)      $  (.17)
                                                         =======      =======       =======       =======



6.       HMO Operations and Purchase of Oxford Health Plans (PA), Inc.

         The company's managed care operations began on April 16, 1998 when the Company's wholly-owned subsidiary, Pennsylvania HRM, Inc., entered into a five-year contract with Oxford Health Plans (PA), Inc. (the Plan). The Plan is a health maintenance organization (HMO) duly licensed by the Commonwealth of Pennsylvania to offer certain insurance products to covered members in the HealthChoices program for Medical Assistance recipients in the Plan service area. In addition to providing health plan management services, the Company also assumed the medical cost risk under the HealthChoices Physical Health Agreement between the Commonwealth of Pennsylvania and the Plan. The Company receives a fixed amount per enrolled member per month to assume the medical cost risk.

         On January 27, 1999, the Company completed the acquisition of the Plan for a purchase price of $10,400,000 less an adjustment of $812,500 for accounts receivable and commercial product allocations. The remaining net purchase price was settled by cash payments of $7,087,500 and Oxford Health Plan, Inc. (the Parent of the Plan) retaining a $2,500,000 surplus note. The note has an interest rate of 8.5% per annum. Principal and interest on the note is payable only upon the Plan's receipt of prior approval from the Insurance Commissioner of the Commonwealth of Pennsylvania. The note is redeemable within the five years ended 2002. Interest of $37,000 was accrued as of March 31, 1999, on the surplus note. The acquisition was accounted for by the purchase method. Goodwill arising from the transaction of $1,337,000 will be amortized straight line over 10 years.

         Historically, over 95% of the Plan's revenues were the result of the HealthChoices contract with the Commonwealth of Pennsylvania as described above. Additionally, the Plan sold commercial HMO products. The marketing of commercial products was discontinued in 1998.

         Immediately prior to the purchase of the Plan, the Company's reinsurance partner provided a $5,000,000 advance ceded premium in return for a 50% quota share in the profits of the Plan. Recorded as unearned revenue, the $5,000,000 is being recognized as ceded advance premiums earned as the 50% quota share in the profits of the Plan are realized. Operating results for the three and nine months ended March 31, 1999 also reflect the ceding of 50% of the Plan's Medicaid premiums and 50% of medical costs and certain administrative costs incurred subsequent to January 1, 1999.

         The results of operations of the Plan for the period January 1, 1999 to March 31, 1999, are included in the consolidated statements of operations for the Company for the three and nine month periods ended March 31, 1999.

         Pro forma results of operations assuming the acquisition had been completed as of July 1, 1997 are as follows (in thousands, except per share data):

                                              Three Months Ended           Nine Months Ended
                                                  March 31,                   March 31,
                                                    1998                 1999            1998
                                              ------------------      ----------      ---------
         Net revenues                           $  52,119             $ 132,396       $ 153,387
         Income (loss) before cumulative        $  (5,097)            $    (298)      $ (11,552)
           effect of accounting change
         Net income (loss)                      $  (5,097)            $    (298)      $ (13,923)
         Basic earnings (loss) per share        $   (1.31)            $    (.06)      $   (3.09)
         Diluted earnings (loss) per share      $   (1.31)            $    (.06)      $   (3.09)

         The pro forma results of operations reflect the pro forma amortization of goodwill over an ten year period, estimated interest expense related to the borrowing of $4,000,000 at an interest rate of 8.25%, estimated investment income forgone related to partial funding of the purchase from operations of $3,087,500 at a yield rate of 4.60% and the recording of tax benefits on the pro forma adjustments at a 35% effective tax rate. No impact on the pro forma results has been assumed for the 50% quota share reinsurance contract entered into effective January 1, 1999.

         The pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the acquisition of the Plan occurred as of July 1, 1997, nor are the results necessarily indicative of future operating results.

         The Company incurred transition costs related to the purchase of the Plan of approximately $920,000 in the quarter ended December 31, 1998 and $430,000 in the quarter ended September 30, 1998, due to increased operational costs for HMO related activities without a corresponding increase in its health plan management service fees.

7.       Notes Payable

         In conjunction with the purchase of the Plan, the Company modified its term loan agreement and revolving credit agreement with its bank. The Company borrowed $4,000,000 under the modified terms of these agreements to fund the acquisition. Notes payable consist of the following at:



                                                                            March 31,    June 30,
                                                                               1999        1998
                                                                             --------    --------
                                                                               (in thousands)
         Term loans payable to bank in monthly installments of
         $175,000 plus interest at the fixed rate of 7.93%, with
         the last payment due January, 2002. Secured by
         accounts receivable, equipment, fixtures and general
         intangibles                                                         $ 5,770      $ 3,742

         Note payable to bank under revolving credit agreement
         with interest payable monthly at the bank's reference rate plus 0.375% (7.75% at March 31, 1999), due January 31,
         2000. Secured by accounts receivable, equipment,
         fixtures and general intangibles                                    $ 5,765      $ 3,000
                                                                             -------      -------
                                                                              11,535      $ 6,742
         Less:  Current maturities                                             7,865        4,429
                                                                             =======      =======
         Long-term portion                                                   $ 3,670      $ 2,313
                                                                             =======      =======



8.       Comprehensive Income

         The comprehensive income for the Company for the three months ended March 31, and the nine months ended March 31 were as follows (in thousands):

                                                                 Three Months Ended       Nine Months Ended
                                                                       March 31,               March 31,
                                                                 ------------------      -------------------
                                                                  1999        1998        1999         1998
                                                                 ------      ------      ------       ------


Net income (loss)                                                $1,069      $   31      $ (265)      $ (802)
Change in net unrealized gain on fixed maturity investments           9        --             9         --
                                                                 ------      ------      ------       ------
Comprehensive income                                             $1,078      $   31      $ (256)      $ (802)
                                                                 ======      ======      ======       ======

9.       Investments

         The amortized cost and fair value of available for sale fixed maturity investments consists of the following at March 31, 1999 (in thousands):

                                                       Gross      Gross
                             Amortized  Unrealized  Unrealized     Fair
                                Cost       Gains      Losses      Value
                             ---------  ----------  ----------    ------

U.S. Treasury securities      $5,576      $   21      $  115      $5,482
Corporate bonds                3,037         108           1       3,144
                              ------      ------      ------      ------
                              $8,613      $  129      $  116      $8,626
                              ======      ======      ======      ======


         All fixed maturity investments are due within five years as of March 31, 1999. Actual maturities may differ from contractual maturities because the borrowers may have the right to prepay such obligations without prepayment penalties.

10.      Reclassification

         Certain items in the financial statements for the three and nine month periods ended March 31, 1998 have been reclassified to reflect the post acquisition reporting format.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations.

Overview

The Company's revenues consist primarily of premiums, net of ceded premiums from HRM Health Plans (PA), Inc. (a HMO subsidiary acquired January 27, 1999 but managed under a management services agreement since April 16, 1998) and management service fees for health plan management.

The Company's operating expenses are comprised of medical costs, net (consisting primarily of the net costs after the ceded portions of medical services and reinsurance, net of recoveries), of its cost of services, net (consisting primarily of the net costs after the ceded portions of compensation of personnel, including nurses and physicians, telephone expenses, depreciation and amortization, rent, costs related to the Company's computer operations, costs related to customer service, and costs related to development of new services), and selling, marketing and administration, net (consisting primarily of the net costs after the ceded portions of sales commissions, advertising, sales account management personnel, bad debts, administration, professional services, insurance, compensation and depreciation). The medical costs, cost of services and selling, marketing and administration expenses are affected to varying degrees by the 50% quota share agreement related to the Medicaid block of business effective January 1, 1999.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of revenues, as indicated, for the three months and the nine months ended March 31, 1999 and 1998.

                                                    Three Months Ended       Nine Months Ended
                                                         March 31,               March 31,
                                                     1999        1998        1999        1998
                                                     ----        ----        ----        ----

Net Revenues                                         100.0%      100.0%     100.0%      100.0%
                                                     =====       =====      ======      ======

Operating expenses:
   Medical costs, net                                 80.5(1)      -- (1)    85.3(1)      -- (1)
   Cost of services, net                              38.8(2)     78.2(2)    32.5(2)     75.7(2)
   Selling, marketing and administration, net          9.4(2)     20.7(2)     8.5(2)     18.7(2)
   Oxford transition costs                             -- (2)      -- (2)     1.0(2)      -- (2)
   Interest expense                                    0.8(2)      0.8(2)     0.5(2)      0.7(2)
                                                     -----       -----      -----       -----
         Total operating expenses                     95.0(2)     99.7(2)   100.3(2)     95.1(2)
                                                     -----       -----      -----       -----
Income (loss) before income taxes and
   cumulative effect of accounting change              5.0         0.3       (0.3)        4.9

Income taxes expense (benefit)                         1.8         0.1       (0.1)        1.9
                                                     -----       -----      -----       -----
Income (loss) before cumulative effect
   of accounting change                                3.2         0.2       (0.2)        3.0
Cumulative effect of accounting change
   net of income tax                                    --          --         --        (4.5)
                                                     -----       -----      -----       -----
Net income (loss)                                      3.2%        0.2%      (0.2)%      (1.5)%
                                                     =====       =====      =====       =====

(1) Computed as a % of HMO premiums, net (premiums - gross less ceded premiums).

(2) Computed as a % of net revenues.

Total Revenues: Total revenues increased $35,470,000 (209%) from third quarter of fiscal 1998 to fiscal 1999 (from $16,972,000 to $52,442,000) and increased $94,402,000 (182%) from the first nine months of fiscal 1998 to fiscal 1999 from ($52,007,000 to $146,409,000). These increases are primarily attributable to revenues from HMO operations which began April 16, 1998, sales of additional products to existing clients and increased sales of the QualityFIRST(R) software, net of decreases in the number of covered participants enrolled in the Company's management services related to an HMO that terminated services on September 30, 1998.

Following is a breakout of net revenues:

                                                      Three Months Ended
                                                           March 31
                                                      1999                  1998              Change
                                                      ----                  ----              ------
   Premiums - gross                               $  37,962,000       $        --        $  37,962,000         N/A
   Ceded advance premiums earned                      1,239,000                --            1,239,000         N/A
   Management service fees                           11,903,000          15,957,000         (4,054,000)        (25)%
   QualityFIRST(R)revenues                            1,059,000             943,000            116,000          12%
   Investment income                                    279,000              72,000            207,000         288%
                                                  -------------       -------------      -------------       -----
      Total revenues                                 52,442,000          16,972,000         35,470,000         209%
                                                                                                             -----
   Less ceded premiums                              (18,528,000)               --          (18,528,000)       N/A
                                                  -------------       -------------      -------------       -----
        Net revenues                              $  33,914,000       $  16,972,000      $  16,942,000         100%
                                                  =============       =============      =============       =====

                                                      Nine Months Ended
                                                           March 31
                                                      1999                  1998              Change
                                                      ----                  ----              ------
   Premiums - gross                               $ 105,137,000       $        --        $ 105,137,000         N/A
   Ceded advance premiums earned                      1,239,000                --            1,239,000         N/A
   Management service fees                           36,245,000          49,035,000        (12,790,000)        (26)%
   QualityFIRST(R)revenues                            3,092,000           2,764,000            328,000          12%
   Investment income                                    696,000             208,000            488,000         235%
                                                  -------------       -------------      -------------       -----
      Total revenues                                146,409,000          52,007,000         94,402,000         182%
                                                                                                             -----
   Less ceded premiums                              (18,528,000)               --          (18,528,000)        N/A
                                                  -------------       -------------      -------------       -----
        Net revenues                              $ 127,881,000       $  52,007,000      $  75,874,000         146%
                                                  =============       =============      =============       =====

Revenues from the HMO operations were the result of obtaining in the fourth quarter of fiscal 1998 a client contract under which the Company is at risk for the total medical services costs and received a significant portion of the total premium of the HMO through December 31, 1998. The Company did not have this business in the first three quarters of fiscal 1998. The Company then acquired this HMO in January, 1999. The premiums-gross plus ceded advance premiums earned less ceded premiums resulted in net revenues of $20,673,000 in the third quarter and $87,848,000 for the nine months ended March 31, 1999.

Revenues for management services decreased 25% or $4,054,000, from third quarter of fiscal 1998 to fiscal 1999 (decreasing from $15,957,000 to $11,903,000) and decreased 26% or $12,790,000 from the first nine months of fiscal 1998 to fiscal 1999 (decreasing from $49,035,000 to $36,245,000). This decrease was mainly the result of the decrease in the number of participants related to an HMO that terminated services on September 30, 1998 and other clients who terminated services.

Revenues for QualityFIRST(R) increased 12% or $116,000, from third quarter of fiscal 1998 to fiscal 1999 (increasing from $943,000 to $1,059,000) and increased 12% or $328,000 from the first nine months of fiscal 1998 to fiscal 1999 (increasing from $2,764,000 to $3,092,000). This increase was mainly the result of an increased number of clients or expansion of systems with existing clients.

Investment income increased 288% or $207,000 from the third quarter of fiscal 1998 to fiscal 1999 (increasing from $72,000 to $279,000) and increased 235% from the first nine months of fiscal 1998 to fiscal 1999 (increasing from $208,000 to $696,000). This increase is the result of higher levels of investments in the third quarter and the first nine months of fiscal 1999.

Medical Costs, Net: The medical costs, net of amounts ceded, for the HMO increased by $15,644,000 from the third quarter of fiscal 1999 over fiscal 1998 and increased $73,838,000 for the first nine months of fiscal 1999 compared to fiscal 1998 due to the HMO operations that began in April 1998. As a percentage of HMO premiums, net, medical costs in the third quarter of fiscal 1999 was 81% and for the first nine months of fiscal 1999 it was 85%. The decrease in the third quarter of fiscal 1999 over the first six months of fiscal 1999 was the result of increased rates verses the cost of medical expenses, net of reinsurance recoveries in the quarter.

Cost of Services, Net: Cost of services, net of ceded amounts, decreased $133,000 (1%) from the third quarter of fiscal 1998 to fiscal 1999 (from $13,277,000 to $13,144,000) and increased $2,217,000 (6%) for the first nine months of fiscal 1998 compared to fiscal 1999 (increasing from $39,383,000 to $41,600,000). The decrease in the third quarter of fiscal 1999 was due to the quota share portion netted from of cost of services and the increase in the nine month period was primarily due to increased payroll and expenses related to the HMO and implementing management services additional covered lives. As a percentage of the revenues for the HMO operations, management services, and QualityFIRST(R), the cost of services, net of ceded amounts, was 12%, 85% and 89%, respectively, in the third quarter of fiscal 1999 and compared to 0%, 79% and 65%, respectively, for the third quarter of fiscal 1998, and was 12%, 82% and 56% for the first nine months of fiscal 1999 compared to 0%, 77% and 64%, respectively, for the first nine months of fiscal 1998.

Selling, Marketing and Administration, Net: Selling, marketing and administration, net of ceded amounts decreased $340,000 (10%) from the third quarter of fiscal 1998 to fiscal 1999 (from $3,514,000 to $3,174,000) and increased $1,104,000 (11%) for the first nine months of fiscal 1998 to fiscal 1999 (from $9,732,000 to $10,836,000). The decrease in the third quarter of fiscal 1999 compared to fiscal 1998 was due to the quota share portion netted from the selling, marketing and administrative expenses and the increase in the nine months of fiscal 1999 compared to fiscal 1998 increases were due primarily to additional staff, travel, commission, bad debts, insurance, training programs and expenses related to the HMO and implementing management services new additional covered lives. This expense as a percentage of net revenue was 9% for the third quarter and the first nine months of fiscal 1999 and was 21% and 19% for the third quarter and the first nine months of fiscal 1998, respectively.

Oxford Transition Costs: The Company incurred transition costs related to the purchase of Oxford Health Plans (PA), Inc. of approximately $920,000 in the quarter ended December 31, 1998 and $430,000 in the quarter ended September 30, 1998, due to increased operational costs for HMO related activities without a corresponding increase in its health plan management service fees.

Interest Expense: Primarily due to the acquisition, interest expense increased $135,000 (104%) from the third quarter of fiscal 1998 to fiscal 1999 (from $130,000 to $265,000 and increased $282,000 (79%) for the first nine months of fiscal 1998 to fiscal 1999 (from $357,000 to $639,000). Interest expense remained unchanged at 0.8% of net revenues for the third quarter of fiscal 1998 and fiscal 1999 and decreased as a percentage of net revenues from 0.7% to 0.5% for the first nine months of fiscal 1998 to fiscal 1999 due to increased revenues from the HMO operations.

Income Taxes: Income taxes increased in fiscal 1999 from fiscal 1998 because of higher income before income taxes in the third quarter of fiscal 1999 and decreased in the first nine month of fiscal 1999 because of lower income before income taxes. It is expected that the 1999 fiscal year effective tax rate wil1 approximate the 39% rate of fiscal 1998.

Cumulative Effect of Accounting Change: See Note 3 in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

The Company's cash flows provided by operating activities was $5,866,000 and $6,260,000 for the nine months ended March 31, 1999 and 1998, respectively. During the nine months ended March 31, 1999 and 1998, cash flows from operating activities exceeded the net loss primarily due to non-cash charges such as depreciation and amortization, deferred income taxes, and changes in operating assets and liabilities.

Cash of $7,734,000, net of cash acquired, was used in the third quarter of fiscal 1999 to purchase Oxford Health Plans (PA), Inc. on January 27, 1999. Cash of $6,895,000 and $6,244,000 has been used to invest in software and program enhancements in fiscal 1999 and fiscal 1998, respectively. Cash of $5,453,000 and $2,114,000 has been invested in property and equipment in the first nine months of fiscal 1999 and fiscal 1998, respectively and which in fiscal 1999 included approximately $3,000,000 related to the Company's move to new corporate facilities in the first quarter of fiscal 1999. HRM expects to continue to acquire property and equipment and enhance software and products, but at lower rates in the second half of fiscal 1999.

HRM received proceeds from notes payable of $6,000,000 and $1,750,000 in the first nine months of fiscal 1999 and fiscal 1998, respectively, and also used approximately $1,702,000 and $1,596,000 in the first nine months of fiscal 1999 and fiscal 1998, respectively, to repay principal on notes payable and capital leases. The Company received cash proceeds of $291,000 and $681,000 in fiscal 1999 and fiscal 1998, respectively, from stock option exercises for common stock by current or former employees and directors.

The Company's current ratio was 0.76 at March 31, 1999 and 1.1 at June 30, 1998. The Company had a working capital deficit of $9,500,000 at March 31, 1999 and working capital of $3,474,000 at June 30, 1998. The medical services payable and amounts due to the reinsurer related to the HMO operations decreased working capital by $16,849,000 and $15,452,000 at March 31, 1999 and June 30, 1998. The
Company has fixed maturity investments available to be used to pay medical services payables, if the need arises.

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

Year 2000

Management has implemented and continues to monitor its Year 2000 Project to prepare the Company's computer systems, applications, facilities and external relationships for the Year 2000. A strategy for achieving compliance for each system component has been identified. The focus of the Year 2000 Project efforts continues to be on HRM's mission critical systems, which are those that support and interface with our clients or vendors. Costs of the Company's Year 2000 Project through June 30, 1999 are estimated at approximately $1.4 million of which approximately $1.1 million has been incurred through March 31, 1999. The costs associated with the Year 2000 Project will be expensed as incurred.

As of June 30, 1998, the Company's QualityFIRST(R) product is Year 2000 ready in that it processes four-digit year dates. The Company was scheduled to have completed Year 2000 testing on its claims system in the Fall of 1998, but this Project component has been extended to the Company's fourth quarter, which commences April 1, 1999. The remediation of the Company's care management system is scheduled to be completed near the end of the Company's fourth quarter. The Company anticipates ongoing maintenance tasks, which will continue into the Year 2000, although these tasks are not expected to be significant. The Company continues to request new information from critical vendors and monitors each critical vendor regarding its state of readiness, and the results of their responses are being evaluated as part of the program monitoring process

The Company is reliant on technology to deliver its services. If a computer system or software application used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the year "2000," the results could conceivably have a material adverse effect on the Company.

The Company's Year 2000 Project plans are subject to change and are necessarily dependent upon management business decisions and other factors, both internal and external, and the Company is making adjustments to its Year 2000 Project as it deems necessary. The information contained in this statement is based on management's best estimates. However, there can be no guarantee that these estimates will be achieved, and the results could differ materially from those anticipated based on factors such as: Year 2000 readiness of the Company's business partners, including its key vendors, its customers, and its customers' key vendors; the availability and cost of personnel trained in this area; the ability to identify relevant computer codes; and the impact of the Company's external relationships. The possible consequences of the Company or its business partners not being fully Year 2000 compliant include temporary disruption of the delivery of services. The Company will be using contingency plans already in place related to the backing up of information systems and disaster recovery procedures. The Company is in the process of developing additional and/or supplemental contingency plans where necessary in an effort to be prepared in the event that a Year 2000 issue arises.


Forward Looking Statements

Forward looking statements in this report reflected as expectations, plans, anticipations, prospects or future estimates are subject to the risks and the uncertainties present in the Company's business and the competitive healthcare market place where clients and vendors commonly experience mergers or acquisitions, use of estimates for incurred but not yet reported claims included in medical services payable, use of estimates of bonus accruals included in accounts receivable, reconciliations, volume fluctuations, provider relations and contracting, participant enrollment, fluctuations, changes in member mix or utilization levels, fixed price contracts, contract disputes, contract modifications, contract renewals and non-renewals, regulatory issues and requirements, various business reasons for delaying contract closings, and the operational challenges of matching case volume with optimum staffing, having fully trained staff, having computer and telephonic supported operations, and managing turnover of key employees and outsourced services to performance standards. While occurrences of these risks, and others periodically detailed in the Company's SEC reports, cannot be predicted exactly, such occurrences can be expected to have an impact on HRM's anticipated level of revenue growth or profitability.

ITEM 3.
Quantitative and Qualitative Disclosure About Market Risk

The Company's market risk is limited to interest rate risk on unpaid term and revolving loans and capital lease obligations. The risk to the Company is not material since primarily all of these debts have floating interest rates.



PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of the Company's shareholders was held on Wednesday, April 21, 1999. The Meeting was adjourned to and reconvened on Friday, May 14, 1999.

         (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A Under the Securities and Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected.

         (c) At the Annual Meeting the following matter were voted upon:

                  (i) The following persons were elected as Class A Directors for a three-year term:

                  Nominee                          Votes For      Votes Withheld

                  Gary L. Damkoehler              3,186,375         1,087,315
                  Raymond G. Schultze, M.D.       3,185,975         1,087,715

                  The terms of office for the following directors continued after the Meeting: Gary T. McIlroy, M.D., Marlene O. Travis, Vance Kenneth Travis, Ronald R. Hahn and Robert L. Montgomery.

                  (ii) By a vote of 3,785,285 shares in favor, 480,455 shares against, and 7,950 shares abstaining, the shareholders approved the selection of Ernst & Young, LLP as independent auditors for the current fiscal year.

                  (iii) By a vote of 2,126,257 shares in favor, 1,994,840 shares against, 19,431 shares abstaining and 133,162 shares represented by broker nonvotes, the shareholders approved the Health Risk Management, Inc. 1999 Employee Stock Purchase Plan.

                  (iv) By a vote of 1,934,777 shares in favor, 2,186,719 shares against, 33,252 shares abstaining and 118,942 shares represented by broker nonvotes, shareholders failed to approve an increase in the number of shares reserved for issuance under the Health Risk Management, Inc.
                  Amended and Restated 1992 Long-Term Incentive Plan.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      See Exhibit Index on page following signatures.

         (b) During the three months ended March 31, 1999, the Company filed a report on Form 8-K, dated February 11, 1999 reporting under Item 2 the acquisition of Oxford Health Plans (PA), Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Health Risk Management, Inc.



Dated:  May 17, 1999                 By:    /s/Gary T. McIlroy
                                         Gary T. McIlroy, M.D.
                                         Chief Executive Officer

Dated:  May 17, 1999                 By:     /s/Thomas P. Clark
                                         Thomas P. Clark
                                         Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  EXHIBIT INDEX

                                       to

                                    FORM 10-Q
                        For Quarter Ended March 31, 1999


                          HEALTH RISK MANAGEMENT, INC.

                             (SEC File No. 0-18902)







Exhibit
Number            Exhibit Description

3.1      Composite Bylaws of the Company as of April 21, 1999.

10.1 First Amendment to Credit Agreement between Health Risk Management, Inc. and U. S. National Bank Association dated January 27, 1999.

27       Financial Data Schedule (filed in electronic format only)