Form 10-K
period 1999-06-30
HEALTH RISK MANAGEMENT INC /MN/
filed 1999-09-29
CIK 869486

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

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


Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 15, 1999 was approximately $36,250,000 based upon the closing sale price of the Registrant's Common Stock on such date.

Shares of $.01 par value Common Stock outstanding at September 15, 1999:
4,639,496 shares.

                       Documents Incorporated by Reference

                                      NONE

                                     PART I




Item 1.  Business.

(a)  General Development of Business.

     Unless the context otherwise requires, references in this Form 10-K to "HRM" and the "Company" refer to Health Risk Management, Inc., and its wholly owned domestic subsidiaries, HRM Claim Management, Inc., Institute for Healthcare Quality, Inc., Health Benefit Reinsurance, Inc., Pennsylvania HRM, Inc., and HRM Health Plans (PA), Inc. HRM was incorporated in Minnesota in 1977.

     HRM delivers a variety of evidence-based medical information products and health plan management services to the managed care and indemnity markets. Service and contracting options range from a single product/service sold on a subscription, fee or per member per month basis, to total management of the financial risk of a health plan to outright ownership of a health plan.

     Our principal health plan management services and products include care management (formerly known as utilization review), provider network management, claim administration, partial and total risk management and computer-based medical information software and related management services.

     During fiscal year 1999, we realigned these products and services into three market-focused business units, which focus on the specific needs of our three major businesses. This was also done so we can manage more efficiently the specific segments within each market that have the highest revenue potential. This annual report highlights the products, services, programs and financials of the three business units, and is a departure from previous reports that reported only for the single business segment. The three new business units are the Risk Business Unit, the Service Business Unit and the QualityFIRST Business Unit.

     1. Risk Business Unit. This unit produces larger revenues than any of the other units because it reflects the full risk of the benefits provided by the health plan including the cost of services, administrative costs and profits. This unit accounted for 0%, 29% and 74% of the Company's total revenue for fiscal years 1997, 1998 and 1999, respectively. Its revenue is derived primarily from monthly payments paid to the health plan by members and/or state and federal agencies. Operating expenses from this unit are listed as "Medical costs, net," the cost of service, and administrative expense related to the health plan. Medical costs, net of ceded amounts, refer to the cost of providing medical services to health plan members. This unit's market is managed care organizations that are underperforming; that is, they are operating at a deficit, or they are not able to manage their medical loss ratio, but provide a premium rate that supports the medical costs, cost of service expense, administrative expense and profit potential.

          During the year we concentrated our marketing efforts for this unit on health maintenance organizations (HMOs), especially Medicaid HMOs.

          We use our 20 years' experience in health plan management to apply virtually all of our services and products to the goal of turning around failing health plans. To accomplish this, we assume management of all operational functions of the health plan, and we assume either a portion or all of the plan's financial risk, or we acquire the plan. With each increase in level of risk assumed, HRM increases its access to the health plan's premium dollars and assets and increases its assumption of financial risk, which may be reinsured via various reinsurance vehicles.

          In February 1998, we signed, through our wholly-owned subsidiary, Pennsylvania HRM, Inc., our first full-risk, total health plan management contract with Oxford Health Plans (PA), Inc., Philadelphia, a 60,000-member Medicaid HMO. Under the terms of the agreement, beginning April 16, 1998, we provided health plan management services and assumption of the medical cost risk under the HealthChoices Physical Health Agreement between the Commonwealth of Pennsylvania and Oxford. On January 27, 1999, we purchased the health plan, which today operates under the name OakTree Health Plan(TM). See Note 2 to the Consolidated Financial Statements and Current Report on Form 8-K filed February 11, 1999, for further information concerning our purchase of the health plan.

     2. Service Business Unit. This unit, known under the brand name HRM(R) CarePASS(R) USA, is HRM's second highest revenue generating business unit, accounting for 94%, 67% and 24% of the Company's total revenue for fiscal years 1997, 1998 and 1999, respectively. This unit's revenue, management service fees, results from fees charged for health care management services and is usually based on either the number of members covered by the particular benefit plan or on a fee per transaction basis. Operating expenses for this unit are included in cost of services.

          Basic services in this unit include acute care management (review) services, coordinated care management for catastrophic or long-term illnesses, provider network management, and health care claim and related administrative services. This business unit's markets are mainly employer self-funded health benefit plans and fully insured benefit plans operated by insurance companies. This unit provides effective comprehensive health plan management to help clients ensure their employees or health plan members have: The right care, At the right time, In the right setting, From the right professional, At the right price, For the optimal outcomeSM.

          The sales objective is to sell all or as many services to a client as possible with the aim of providing total health plan management. When we meet this objective, clients can maximize the effectiveness and efficiency of their health plan, and HRM is in a position to maximize the returns for both the client and itself.

     3. QualityFIRST Business Unit. This unit's revenue is included in QualityFIRST revenues, and accounted for 6%, 4% and 2% of the Company's revenues for fiscal years 1997, 1998 and 1999, respectively. Most of these revenues are in the form of software license, subscription and related fees. During the year, we re-focused what had been mainly a health care practice guideline software product into an enterprise-wide financial, liability and clinical management system to be used by managed care organizations in managing their medical loss ratio. We also re-named the product series QualityFIRST(R) Evidence-based Solutions for Effective Medical ManagamentSM and added separate medical information, continuing medical education and medical education core curriculum components.

          Among other services, QualityFIRST(R) delivers scientific, evidence-based medical and financial risk management solutions to help health plans and providers deliver quality care for members, maintain control over medical loss ratios and minimize exposure to liability risk.

(b)  Financial Information about Industry Segments.

     The company is engaged at the present time in three industry segments, namely health insurance and medical service plans (Risk Business Unit), health care management services (Management Services Business Unit) and medical information software systems and services (QualityFIRST Business
     Unit). Financial information concerning the company's business units is included in Items 6,7,8 and 14.

(c)  Narrative Description of Business.

     (1)  Products.

          HRM's products and services are developed, packaged, managed, sold and operated by one of our three main business units, which were formed during the year to allow us to focus our attention on the high revenue components and the specific needs of each of our three primary markets: the at-risk health plan market; the self-insured/indemnity service market; and the QualityFIRST provider market. Products and services are assigned to a business unit based on the specific needs of the market being served.

          Marketplace: Health Plans At Risk

          Health plans at risk - primarily HMOs - represent the market for the Risk Business Unit. This business unit is described in (a) above. It makes use of all of the company's services and products as it assumes partial or full financial risk for a health plan. When accepting contracted financial risk, we may obtain reinsurance against losses above specific levels. In cases when we share risk, contracts also may include the awarding of specified bonus to us or payment by us of a penalty for the achievement or non achievement of specified performance targets.

          In January 1999, the unit undertook the ownership and management of a 60,000 member Medicaid HMO in Philadelphia (formerly known as Oxford Health Plans (PA), Inc.) and that today is known as OakTree Health Plan(TM) (the Plan). HRM had been managing the Plan since April 1998. Our objective is to improve the delivery of medical care services for members and to reduce the Plan's medical loss ratio through improved operational efficiency and effectiveness. To accomplish this, we employ virtually all of HRM's health care management, provider contracting and claim administration products and services together with management expertise gained during over 20 years of hands on administration. This business unit plans to expand its management and/or ownership of similar HMO organizations with various financial or reinsurance arrangements.

          Marketplace: Self Insured/Indemnity

          The self-insured/indemnity marketplace is the focus of the Service Business Unit. This group of products is called CarePASS(R) USA. During the year, the Service Business Unit focused sales efforts toward only large employers (more than 1000 employees) and insurance plans, which represented a shift in marketing strategy away from smaller organizations. Because this market had been the exclusive focus of HRM for most of its history, most of our client base falls within this business unit. The client base is nationwide, with clients' employees or members located in nearly every state.

          During the year, this unit also repackaged and bundled its many separate services, into essentially one total health plan management product. This product includes everything a self-insured employer or an insurance company with a health insurance plan needs if it is to offer a health plan to employees/members. This product is sold on a fixed monthly fee per covered employee based on expected transaction volume or on a per transaction or case basis. Components of this product include health care utilization management for acute and chronic medical, surgical and behavioral health cases; complete claim administration services, including reinsurance products when requested and pharmacy management (provided through subcontractors); and provider network management (usually through an affiliated preferred provider network).

               Case Example

               In a typical case, a plan participant or the participant's physician must call a toll-free telephone number several days prior to commencement of elective medical or surgical treatment, or whenever possible, prior to an emergency admission. This toll-free call can be placed by the plan participant or the participant's physician 24 hours per day, seven days per week, 365 days per year. (The plan participant's physician, other medical provider, hospital, outpatient center, etc. already will have been determined by HRM's Provider Network Services in conjunction with the participant's employer or insurer.) From these calls, our nurses gather information on the participant's medical condition and the attending physician's proposed treatment plan, and then compare these with our QualityFIRST(R) guidelines to determine the validity of the proposed diagnosis and appropriateness of the proposed treatment. In the event of any discrepancies between the proposed diagnosis and treatment and our QualityFIRST(R) guidelines, or at the request of the attending physician (and in all cases involving certain complicated illnesses), these determinations are reviewed by one of our consulting physicians who is available 24 hours a day, seven days per week, 365 days per year, and, in certain instances, by an independent physician (second opinion). A second opinion provides the patient with additional information to enable him or her to make an informed decision before proceeding with a certain treatment. The determination of whether the diagnosis, plan of treatment, and setting for care are medically necessary and appropriate is entered into our computer system to determine health plan reimbursement, to begin the claim administration process, and to communicate the determination to the client's health plan administrator and the patient. Under no circumstances does HRM prohibit the provision of any clinical services. If we do not authorize the payment of the physician's or hospital's fee, the health plan administrator may nonetheless choose to pay such fee. Even if the health plan administrator chooses not to pay such fee, the patient remains free to engage any physician, hospital, or outpatient facility to perform any treatment based upon any diagnosis, at the patient's expense. The participant receives the appropriate treatment from the appropriate practitioner, in the appropriate setting and our claim administration division processes the appropriate claims and pays the appropriate charges for the services that are covered according to the employer's health plan or the participant's health insurance policy. Also, any plan participant is encouraged to use our HRM(R) CareCALL(R) 24-hour health information, assessment, triage and referral phone line, which provides personal health management and promotes illness and injury prevention by educating and empowering the caller to make appropriate decisions about their health, their health care, and the health care resources they use.

          Marketplace: Managed Care Organizations/Insurance Companies/Provider Organizations

          Managed care organizations, insurance companies, and various provider organizations represent the market for the QualityFIRST Business Unit. This unit is described in (a) above. As noted, during fiscal year 1999, this unit re-focused its marketing efforts toward offering an integrated, enterprise-wide product aimed at improving not only overall health care consistency and quality, but also the customer's overall bottom line results. This is in contrast to previous marketing efforts aimed at selling the product as a tool to assist in clinical decision-making.

          QualityFIRST(R) products are offered on a license and subscription fee basis, which allows, for example, HMOs and other managed care organizations, insurance companies, and provider organizations to use our software in their health plan management system. We also have signed numerous joint venture/partnership agreements whereby companies that license operating systems to providers and provider organizations will include our decision support QualityFIRST(R) guidelines on their systems or, as an option, on their systems for a fee.

          The products of this Business Unit are bundled under a single brand name:

               QualityFIRST(R) Evidence-based Solutions for Effective Medical ManagementSM.

               These services and products, which include computer-based clinical decision support systems based on current clinical research findings and published clinical practice evidence, provide solutions for the medical risk management challenges being faced by HMOs, various managed care organizations, physicians and health plan members interested in selecting the right care from the right provider at the right time. This series includes the following components:

                    QualityFIRST(R) Medical Risk Management System(TM). This system, which is used on an enterprise-wide basis, delivers medical and financial risk management strategies to help health plans, providers and others deliver quality care, maintain maximum control over medical loss ratios and minimize liability.

                    This integrated system is based on QualityFIRST(R) guidelines, which may also be sold as a stand alone product. The Medical Risk Management System is a clinical decision support software system that uses evidence-based guidelines to evaluate and confirm proposed diagnoses, suggest treatment selection options, identify resource options, and to capture decisions for profiling, accountability reporting and outcomes measurement. This information is especially valuable for financial risk and outcomes management, identification of educational needs and for management of the medical loss ratio. The Medical Risk Management System integrates medical and financial management to create a portfolio of risk management solutions.

                    The key component of the Medical Risk Management System is the QualityFIRST(R) health care practice guidelines software and related systems software. QualityFIRST(R) provides decision support for evaluating diagnosis, treatment selection and resource use for each episode of care. In addition, the guidelines provide consistent criteria and practice standards against which care quality and related costs can be measured. Physicians working with health plans, health plan medical directors, health care professionals working with physicians, and other providers use these diagnosis-driven guidelines to promote consistency in decision making, to influence quality of care; to promote clinically appropriate decisions prospectively, concurrently, and retrospectively; to promote optimal outcomes; and to allow the practitioner flexibility in care decisions on the basis of individual patient factors. The guidelines software operates under a standard, easy-to-use platform and provides primary baseline data needed for Continuous Quality Improvement (CQI) such as usage characteristics and patterns of care for a given organization or practitioner.

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

                    QualityFIRST(R) offers Medical/Surgical, Workers' Compensation/Disability, Behavioral Health, and Specialist Referral guidelines as well as Alternative Setting indicators. These modules comprise 500 guidelines and more than 3,630 treatments/procedures covering approximately 80% of significant clinical events. The Workers' Compensation/Disability package includes on-line-return-to-work parameters to identify the expected length of disability and to expedite return to work as well as on-line access to individual state workers' compensation treatment guidelines to facilitate compliance with local workers' compensation regulations. Alternative Setting indicators are designed to help streamline the transfer of care from an acute setting to the next appropriate care level based on medical, physical, economic and psychosocial issues particular to each patient. Specialist Referral guidelines are used to facilitate the referral decision process from the primary care physician to the specialist. These guidelines are designed to help ensure appropriate referrals and appropriate timing of referrals, to support first line treatment by the primary care physician and to document referral decisions so the result is optimal, cost-effective care. Each of the guidelines is reviewed at least yearly and is updated as necessary to reflect the latest clinical advances.

                    QualityFIRST(R) software is made available to clients on a software license basis. Licensees include hospitals, insurance companies, HMOs, and others. Fees are based on a license fee at inception with a monthly subscription fee during the term of the license agreement based on number of plan members or number of workstations using the guidelines.

                    QualityFIRST Triple WinSM Program. This program was launched this year, and is a breakthrough in offering health plans a method of aligning the interests and incentives of all stakeholders in health care: members, providers and health plans. It achieves its goals by using a unique combination of medical management tools and strategies, consulting and education. Success can be measured objectively using QualityFIRST(R) Medical Risk Management System(TM) data. The Triple WinSM Program provides the health plan CEO with a method to assess issues related to managing medical risk, including evaluation of current clinical practices and corrective plan development, implementation and measurement.

                    QualityFIRST Triple WinSM Program components include:

                    - Clinical decision support using the QualityFIRST(R) Medical Risk Management System(TM)

                    - Alignment of physician compensation and incentive strategies

                    - Evidence-based clinical benchmarking using providers' clinical practice results as measured using QualityFIRST(R) data. Comparisons of practice profiles generated using QualityFIRST(R) data help health plan medical directors manage health plan quality and consistency and identify continuing medical education needs.

                    - Physician education. During the year, HRM, in conjunction with major medical schools across the U.S. began co-sponsoring an evidence-based curriculum to introduce the next generation of physicians to evidence-based QualityFIRST(R)interactive, clinical decision support software. Evidence-based medicine is an approach that promotes the application of scientific evidence and research to clinical decision-making at the point of care. A key objective is to provide physicians with the opportunity for hands-on experience with an advanced tool such as QualityFIRST(R). This program re-enforces the value of guideline use. As of September 1999, we were co-sponsoring residency programs, clerkships and CME programs and medical curriculums for medical students at 12 medical schools:
                         University of Alabama, University of California at Davis, University of California at Irvine, University of Colorado, University of Illinois, University of Miami, University of Missouri, Penn State University College of Medicine, SUNY Buffalo, University of Tennessee, University of Vermont and University of Wisconsin. When used as a component of residency programs, such as the six residencies co-sponsored by HRM and the Minnesota Academy of Family Medicine, and clerkship programs, our guideline curriculum elements prepare students for the use of guidelines when they begin practice. We anticipate that their exposure to our guidelines in school could lead them to select and purchase our guidelines as their system of choice in practice for effective medical management. Currently, we do not directly generate revenue from our CME program, but health plan executives and potential customers recognize the value of this approach, seeing it as a value-added aspect unique to our products and services.

                    QualityFIRST Quick Reference Manual(TM). During the year, development began on the QualityFIRST Quick Reference Manual(TM), which provides portable and easy access in a booklet format to the 20 most frequently encountered diagnoses covered by the evidence-based QualityFIRST(R) Medical Risk Management System(TM). The manuals are intended for use in conjunction with health plans that have purchased the QualityFIRST(R) Medical Risk Management System(TM) as its primary clinical decision support system for promoting quality-centered care delivery and managing resource use. The purpose of this manual is to open the QualityFIRST(R) medical content "black box" for significant medical events and help clinicians work more efficiently and effectively with the health plan's clinical decision and management processes in determining initial therapy recommendations. Intended as a quick reference, the manual is easy to use. The information helps users confirm the diagnosis and determine an initial plan of therapy based on key clinical findings in much the same way as the software version of QualityFIRST(R) guidelines.

          Internet Strategy Will Change Mode of Product and Service Delivery


          Also during the year, we announced a significant new business strategy for our products and services that is based on various Internet applications. We began the process of transforming HRM from a service company centered on information to an information company doing some service functions.

          Internet technology will radically change the overall dynamics of today's medical care system for payers, providers and patients. To expand and prosper, we must take full advantage of these opportunities, which are summarized below:

          1. The Internet has expanded in a quantum leap the member's, provider's and payer's access to information, in many ways placing all three parties on a nearly equal knowledge basis. This will ultimately restructure the health care industry.

          2. The increasing health care co-pay fees being born by members will give members the right to demand more control of their health care.

          3. The burdensome administrative processes in the health care industry can be significantly reduced with much cheaper and more efficient Internet technology.

          4. The Internet will affect HRM's current processes, products and services as follows:


               (a) Health care benefit plans will instantly be available in their complete form and open to members, payers and providers equally.

               (b) Eligibility files can be maintained in real time and updated daily, which will greatly reduce the administrative burden and costs and result in more accurate files.

               (c) Provider network management can be done in real time with significant administrative savings and greater accuracy.

               (d) Utilization Management can make use of two-way communication on the Internet and many other features for instant access for all involved parties and data bases at any time.

               (e) Claim Adjudication is a process with many Internet applications that will greatly simplify the process, make it more efficient and member friendly and save money.

               (f) Member Services will combine state of the art computer telephony and the Internet to streamline access to information and lead to enhanced member satisfaction.

     (2)  Status of products in development.

          HRM continually expands its medical and cost databases and medical expertise for self-funded benefit plans, fully insured benefit plans, HMOs, providers, plan members, medical students, workers' compensation and disability insurance programs; refines its QualityFIRST(R) System to address an ever enlarging number of provider organizations and medical conditions, and will continue expanding its software package containing HRM's proprietary QualityFIRST(R) System for license to third parties. HRM also expects to continue to develop programs for management of health care services, medical education programs and costs associated with particular illnesses or conditions. HRM anticipates that, as computer hardware, computer software and telecommunications equipment become more technologically sophisticated, and as Internet applications become feasible, the Company will create new or enhanced software and health care information products using the Company's medical expertise, database systems and technology. HRM will also respond to changes required by health care reform in the nation.

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

          HRM claims copyrights to software developed by the Company. In addition HRM has obtained perpetual licenses to use certain software developed by other companies which HRM uses in providing services to its clients. HRM has various safeguards in place, including authorization codes and encryption, to limit access to the Company's databases and operating systems. HRM markets its services and products under a number of trade names and trademarks. The following are principal trademarks or registered trademarks of HRM or its subsidiaries: AutoPILOTTM HRM(R) Evidence-based SolutionsSM, HRM(R) CarePASS(R) USA, HRM(R) CarePASS(R) USA-Your Passport to HealthSM, HRM(R) CareCALLSM, HRM(R)DisabilityCARESM, HRM(R) MEDIATM, HRM(R)QualityBIRTH(R), ReviewPLUS(R), HRM(R) Coordinated Care ManagementSM, HRM(R) Rainbow Plan(R), QualityFIRST(R), QualityFIRST Health Decision ScienceSM, QualityFIRST(R) Medical Risk Management SystemSM, QualityFIRST(R) The Gold Standard for Evidence-based BenchmarkingTM, QualityFIRST(R) Evidence-based Solutions for Effective Medical ManagementSM, QualityFIRST Index: A Benchmark for Measuring Healthcare QualityTM, QualityFIRST Triple WinSM Program, QualityFIRST Quick Reference ManualTM, QualityFIRST Clinical Evidence SummaryTM, QualityFIRST(R) Clinician Reference GuidelinesTM, CarePLUSSM, ReviewPlus(R), Together We Can Make a Healthy Difference(R), Institute for Healthcare Quality(R), IHQ(R)and OakTree Health PlanTM HRM relies to varying degrees upon its common law rights of trademark ownership, copyrights and registration of its trademarks.

     (5)  Seasonality.

          HRM's revenues have, in recent history, not been seasonal. The acquisition of Oxford Health Plans (PA), Inc. is not expected to introduce seasonality into the Company's revenues.

     (6)  Working Capital.

          HRM's working capital requirements are not generally subject to significant fluctuations. In fiscal 1999, the use of working capital was required for the purchase of Oxford Health Plans (PA), Inc. The consolidated statements of cash flows show sources and uses of working capital.

     (7)  Major Customers.

          The Company services a small number of large clients that have accounted for a significant portion of the Company's revenues in prior years. HRM Health Plans (PA), Inc. (f/k/a Oxford Health Plan (PA) Inc.), became a new client in fiscal 1998 and accounted for approximately 26% of total revenues in fiscal 1998 and was acquired in January, 1999 and accounted for 71% of total revenue in fiscal 1999 with the majority of the revenue from a contract for Medicaid members with the Commonwealth of Pennsylvania. Keystone Mercy Health Plan
          (KMHP) accounted for approximately 16% and 17% of total revenues in fiscal 1998 and 1997, respectively. The contract with KMHP terminated September 30, 1998. Columbia/HCA Healthcare Corporation accounted for 16% of total revenues in fiscal 1997.

     (8)  Backlog.

          The Company's revenues are principally derived through the provision of services as and when needed by the contracting client and no backlog amounts are maintained.

     (9)  Government contracts.

          A material portion of the Company's business is subject to negotiation on an annual basis or termination of contract for convenience with one hundred twenty days (120) notice or for cause with forty-five days notice at the election of a government entity. HRM's subsidiary HMO holds a contract with the Commonwealth of Pennsylvania for approximately 60,000 Medicaid members under the Healthy Choices Program in a five (5) County Philadelphia area.

     (10) Competition.

          The health care management industry historically has been highly fragmented and competitive. HRM's principal competitive strengths are its medical and cost databases, QualityFIRST(R) health care practice guidelines and the proprietary software systems. The Company is able to provide clients with a full range of integrated health care management services, focusing not only on improving its quality, but also on reducing the price of health care.

          The Risk Business Unit competes with other HMO's or health plans in the geographic region where HRM has management risk contracts or ownership in a health plan. This unit competes with HMO's, provider organizations and insurance companies who are significantly larger and possess greater financial resources than the Company.

          The Service Business Unit competes directly with approximately 100 independent utilization review firms as well as approximately 120 insurance carriers, approximately 200 third-party administrators that have established their own utilization review procedures, and a limited number of software vendors. In addition the Company's care management services compete indirectly with HMOs and several hundred PPOs. Some of the Company's competitors are substantially larger and possess greater financial resources than the Company. The Company, however, believes that the trend toward consolidation of services will continue as employers and insurance companies recognize the convenience of dealing with a single health care management organization.

          The QualityFIRST Business Unit competes with a number of other software companies, but believes that the Company offers the most comprehensive evidence-based medical guidelines content available in the marketplace today.

     (11) Research and development.

          HRM continually enhances its databases and proprietary software systems. Costs capitalized for these enhancements, excluding acquired software, by the Company were $8,696,000 in fiscal 1999, $9,057,000 in fiscal 1998 and $7,396,000 in fiscal 1997.

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

     (13) Employees.

          As of September 1999, the Company employed approximately 900 persons, including approximately 250 physicians, nurses, and other health professionals. The Company uses approximately 150 independent consulting physicians. None of the Company's employees is covered by a collective bargaining agreement.

(d)  Foreign Operations and Export Sales.

     In Canada, health care prices and payments are set and administered by the provincial governments. HRM has marketed all of its managed health care services and software, other than price control services, to employers, insurance companies, hospitals and governmental agencies in Canada through HRM's wholly owned Canadian subsidiary. Revenues for services derived from Canada totaled U.S. $46,000 in fiscal 1999, U. S. $195,000 in fiscal 1998 and U.S. $325,000 in fiscal 1997. The Company closed its office in Alberta in fiscal 1999.

Item 2.  Properties.

HRM's principal corporate offices consist currently of approximately 142,500 square feet in a building in Minneapolis, MN with a lease expiring in or by 2009, 31,000 square feet in Kalamazoo, MI with a lease expiring in or by 2001, 28,000 square feet in Philadelphia, PA with a lease expiring in or by 2004 and 4,000 square feet in Sacramento, CA with a lease expiring in or by 1999. All of the Company's facilities are used exclusively by the Company for office space or computer operations and are anticipated to be adequate, but will be expanded as business needs require.

Item 3.  Legal Proceedings.

The Company is not a party to any material pending legal proceedings. Care Management Services provided by the Company are advisory in nature, and determinations as to payment or nonpayment of benefits are made by the plan sponsor or its administrator, which can be the Company as a health plan third party administrator. All determinations as to the medical care rendered to the patient are made by the patient or the attending physician. Nevertheless patients or others might assert claims against the Company for damages due to adverse medical consequences. New or existing legal theories by which patients or attending physicians may seek to assert liability against the Company or other companies in the health care industry are evolving and are expected to continue to evolve. Although the Company believes that its procedures for making care management and claims benefit recommendations and decisions result in reasonable and accurate recommendations, there can be no assurance that the Company's procedures for limiting liability are effective or that the Company will not be subject to liability from litigation which might adversely affect the Company's business. The Company maintains professional liability insurance and such other coverages as the Company believes are reasonable in light of the Company's experience to date.

In April 1999, four parties (Banco Panamericano, Inc., Chiplease, Inc., Leon Greenblatt III and Leslie Jabine) claiming to be shareholders of the Company brought suit against the Company in the United States District Court for the Northern District of Illinois. The essence of their complaint is that the four plaintiffs, as alleged shareholders of the Company, had properly demanded that the Company call a special meeting of shareholders under Minnesota corporate law, yet the Company had failed to call one. The complaint seeks an order from the court declaring that the plaintiffs may call such a meeting directly and that the Company would be responsible for paying the costs of calling and conducting the meeting. At the meeting, the plaintiffs want the shareholders to discuss and vote upon six resolutions that would, inter alia, change the make-up of the Company's board of directors and terminate the Company's April 4, 1997 Rights Agreement, the Company's shareholder rights plan. The Company does not believe the plaintiffs are entitled to require the holding of a special meeting or to take shareholder action on all of the resolutions proposed. The Company intends to defend this matter vigorously. In response to the lawsuit, the Company has brought a motion to transfer the case to the United States District Court for the District of Minnesota and both sides have brought motions for summary judgment. All motions have been briefed, and the parties are waiting the decision of the court.

Item 4.  Submission of Matters to a Vote of Security Holders.

The information required by this Item is incorporated by reference to Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

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
         Third Quarter                           16-1/8           8-3/8
         Fourth Quarter                          16-3/8          13-1/8

         Fiscal 1999
         First Quarter                           16-1/2           8-1/2
         Second Quarter                          11-7/8           5-1/4
         Third Quarter                           13-1/4           6-15/16
         Fourth Quarter                          11-1/4           7-3/8

         Fiscal 2000
         First Quarter                           11-1/2           7-3/4
              Through September 15, 1999

b)   Holders

     As of September 15, 1999, there were approximately 73 holders of record of the Company's Common Stock.

c)   Dividends

     The Company has never paid cash dividends on its Common Shares and has no present intention to pay cash dividends in the foreseeable future. Under the Company's Revolving Credit and Term Loan Agreement with its bank, the Company is prohibited from paying cash dividends on its stock without the bank's consent.

Item 6.  Selected Financial Data.

                          Health Risk Management, Inc.

                      SELECTED CONSOLIDATED FINANCIAL DATA
- -------------------------------------------------------------------------------

                                                                 Fiscal Year Ended June 30,
                                                  ---------------------------------------------------------
                                                     1995       1996       1997        1998        1999
                                                           (in thousands, except per share data)

Revenues:
Premiums- gross                                   $      --   $      --  $      --    $27,457     $144,639
Ceding allowance                                         --          --         --         --        2,457
Management services fees                             47,873      51,454     59,076     63,395       48,731
QualityFIRST revenues                                 1,429       3,053      3,647      3,648        4,064
Investment income                                       128         158        187        337          969
                                                  ---------   ---------  ---------  ---------    ---------
     Total revenues                                  49,430      54,665     62,910     94,837      200,860
Less ceded premiums                                      --          --         --         --      (37,821)
                                                  ---------   ---------  ---------  ---------    ---------
        Net revenues                                 49,430      54,665     62,910     94,837      163,039

Operating expenses:
   Medical costs, net                                     0           0          0     23,625       90,572
   Cost of services, net                             35,834      38,106     44,640     55,141       55,441
   Selling, marketing and administration, net        11,458      12,602     14,081     13,386       14,049
   Oxford transition costs                                0           0          0          0        1,350
   Interest expense                                     759         708        535        489          974
                                                   --------    --------   --------   --------      -------
     Total operating expenses                        48,051      51,416     59,256     92,641      162,386
                                                   --------    --------   --------   --------      -------

Income before income taxes and cumulative
   effect of accounting change                        1,379       3,249      3,654      2,196          653

Income taxes                                            535       1,253      1,413        868          282
                                                   --------    --------   --------   --------      -------

Income before cumulative effect
   of accounting change                                 844       1,996      2,241      1,328          371

Cumulative effect
   of accounting change, net of
   income tax benefit of $1,342(1)                        0           0          0     (2,371)           0
                                                   --------    --------   --------   --------      -------

Net income (loss)                                  $    844    $  1,996   $  2,241   $ (1,043)     $   371
                                                   ========    ========   ========   ========      =======

Basic earnings per share(2):
Income before cumulative effect
   of accounting change                            $    .21    $    .49   $    .52   $    .29      $   .08
Cumulative effect of accounting change (1)               --          --         --       (.52)          --
                                                   --------    --------   --------   --------      -------
Net income (loss)                                  $    .21    $    .49   $    .52   $   (.23)     $   .08
                                                   ========    ========   ========   ========      =======

Diluted earnings per share(2):
Income before cumulative effect
   of accounting change                            $    .21    $    .47   $    .50   $    .29      $   .08
Cumulative effect of accounting change (1)               --          --         --     (   51)          --
                                                   --------    --------   --------   --------      -------
Net income (loss)                                  $    .21    $    .47   $    .50   $   (.22)     $   .08
                                                   ========    ========   ========   ========      =======

Weighted average number of shares outstanding:
   Basic                                              3,947       4,081      4,291      4,524        4,615
   Diluted                                            3,982       4,219      4,458      4,663        4,675


                                                                            Fiscal Year Ended June 30,
                                                             ---------------------------------------------------------
                                                                1995       1996       1997        1998        1999
                                                                ----       ----       ----        ----        ----
Balance Sheet Data:
Working capital (deficit)                                       $3,763      $5,246     $8,578     $3,474      $(8,511)
Total assets                                                    39,962      44,822     51,723     70,514       88,569
Current portion of notes payable and capitalized equipment
   Leases                                                        1,946       2,427      1,988      5,025        8,117
Long-term portion of notes payable and capitalized
   Equipment leases                                              5,155       4,550      3,487      3,047        3,628
Shareholders' equity                                            25,101      28,474     34,044     33,785       34,396

(1) As discussed in Note 3 of the consolidated financial statements, the Company changed its method of accounting for management service revenue. On a pro-forma basis, this change would have decreased 1997 net income by $1,382,000, increased 1996 net income by $494,000, and decreased 1995 net income by $79,000.

(2) Earnings per share amounts prior to 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." For further discussion of earnings per share, see the notes to the consolidated financial statements.

(3) Certain items in the 1995, 1996, 1997 and 1998 selected consolidated financial data have been reclassified to conform to the 1999 presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company's revenues consist primarily of Medicaid premiums for providing administrative services while assuming all the medical cost risk, management service fees for health plan management and QualityFIRST revenues for software licenses and subscription fees.

The Company's operating expenses are comprised of medical costs, net (consisting primarily of the net medical costs after the ceded portion of medical services and reinsurance, net of recoveries), its cost of services, net (consisting primarily of net costs after ceded portions of compensation of personnel, including nurses and physicians, telephone expenses, depreciation and amortization, rent, costs related to the Company's computer operations, costs related to customer service, and costs related to development of new services), and selling, marketing and administration expenses, net (consisting primarily of the net costs after ceded portions of sales commissions, advertising, sales account management personnel, bad debts, administration, professional services, insurance, compensation and depreciation). The medical costs, cost of services and selling, marketing and administration expenses are affected to varying degrees by the 50% quota share agreement related to the Medicaid block of business which became effective January 1, 1999.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of total revenues for the three fiscal years ended June 30, 1997, 1998, and 1999 and compares the percentage change in the dollar amounts of these items for the period indicated.


                                                      Year Ended June 30,       Period to Period Increase (Decrease)
                                                   1997       1998      1999      1997 vs 1998        1998 vs 1999
                                                   ----       ----      ----      ------------        ------------
Total revenues                                       100%       100%      100%       51%               112%
                                                     ===        ===       ====

Operating expenses:
   Medical costs, net                                  0         86(1)     85(1)     --                283
   Cost of services, net                              71(2)      58(2)     34(2)     24                  1
   Selling, marketing and administration, net         22(2)      14(2)      9(2)     (5)                 5
   Oxford transition costs                             0          0         1(2)     --                 --
   Interest expense                                    1(2)       0         1(2)     (9)                99
                                                    ----       ----      ----
         Total operating expenses                     94(2)      98(2)    100(2)     56                 75
                                                    ----       ----      ----
Income before income taxes and cumulative
   effect of accounting change                         6          2         *       (40)               (70)

Income taxes                                           2          1         *       (39)               (68)
                                                      --         --
Income before cumulative effect
   of accounting change                                4          1         *       (41)               (72)
Cumulative effect of accounting change
   net of income tax                                   0         (2)        0        --                 --
                                                    ----      -----      ----
Net income (loss)                                      4         (1)        *      (147)               135
                                                    ====      =====      ====

(1) Computed as a % of HMO premiums, net (gross premiums less ceded premiums).

(2) Computed as a % of net revenues.

*    Less than 1% on a rounded basis


Total Revenues: Total revenues increased $106,023,000 (112%) from fiscal 1998 to fiscal 1999 (from $94,837,000 to $200,860,000) and increased $31,927,000 (51%)
from fiscal 1997 to fiscal 1998 (from $62,910,000 to $94,837,000). These increases are primarily attributable to revenues from HMO operations which began April 16, 1998, sales of additional products to existing clients and increased sales of the QualityFIRST(R) software, net of decreases in the number of covered participants enrolled in the Company's management services related to an HMO that terminated services on September 30, 1998.

Following is a breakout of revenue:

                                            1997             1998                1999
                                            ----             ----                ----

   Premiums - gross                   $           0      $  27,457,000      $ 144,639,000
   Ceding allowance                               0                  0          2,457,000
   Management service fees               59,076,000         63,395,000         48,731,000
   QualityFIRST revenues                  3,647,000          3,648,000          4,064,000
   Investment income                        187,000            337,000            969,000
                                      -------------      -------------      -------------
          Total revenues                 62,910,000         94,837,000        200,860,000
    Less ceded premiums                           0                  0        (37,821,000)
                                      -------------      -------------      -------------
          Net revenues                $  62,910,000      $  94,837,000      $ 163,039,000
                                      =============      =============      =============


Revenues from the HMO operations were the result of obtaining in the fourth quarter of fiscal 1998 the revenue from a client contract under which the Company was at risk for the total medical services costs. The Company received a significant portion of the total premium from this HMO through December 31, 1998. The Company did not have this business in the first three quarters of fiscal 1998. The Company then acquired this HMO in January 1999. The premiums-gross increased 427% or $117,182,000, from fiscal 1998 to fiscal 1999 (increasing from $27,457,000 to $144,639,000). The increase was the result of two and one-half months of premium in fiscal 1998 compared to twelve months of premiums in fiscal 1999, membership category changes and rate adjustments effective January 1999. Total revenues include the ceding allowance and net revenues reflect the premiums that are ceded under the reinsurance agreement that was entered into January 1999.

Revenues from management services decreased 23% or $14,664,000, from fiscal 1998 to fiscal 1999 (decreasing from $63,395,000 to $48,731,000) mainly the result of the decrease in the number of covered participants enrolled in the Company's management services related to an HMO that terminated services on September 30, 1998 and other clients who terminated services. The management services revenue increased 7% or $4,319,000, from fiscal 1997 to fiscal 1998 (increasing from $59,076,000 to $63,395,000) which was the result of the growth of existing business and new contracts entered into by the Company.

Revenues from QualityFIRST(R) increased 11% or $416,000, from fiscal 1998 to fiscal 1999 (increasing from $3,648,000 to $4,064,000) and was unchanged between fiscal 1997 and fiscal 1998. The increase was the result of an increased number of clients or expansion of systems with existing clients.

Investment income increased 188% or $632,000 from fiscal 1998 to fiscal 1999 (increasing from $337,000 to $969,000 and increased 80% or $150,000 from fiscal 1997 to fiscal 1998 (increasing from $187,000 to $337,000). This increase is the result of higher levels of short-term investments in fiscal 1998 and fiscal 1999.

Medical Costs, Net: Medical costs, net of amounts ceded, for the HMO increased 283% or $66,947,000 from fiscal 1998 to fiscal 1999 (from $23,625,000 to
$90,572,000) due to the HMO operations that began in the fourth quarter of fiscal 1998. As a percentage of HMO premiums, net medical costs was 86.0% in fiscal 1998 and 84.8% in fiscal 1999. The decrease in fiscal 1999 was the result of higher premium rates for the year versus the cost of medical expenses, net of insurance recoveries.

Cost of Services, Net: Cost of services, net of amounts ceded, increased 1% or $300,000 from fiscal 1998 to fiscal 1999 (from $55,141,000 to $55,441,000), and increased 24% or $10,501,000 from fiscal 1997 to fiscal 1998 (from $44,640,000 to $55,141,000). The increases were primarily due to increased payroll and expenses related to the HMO and implementing management services for additional covered lives. As a percentage of net revenues, the cost of service, net of amounts ceded, was 71% in fiscal 1997, 58% in fiscal 1998 and 34% in fiscal 1999. These decreasing percentages were the result of higher premium revenue in fiscal 1998 and still higher premium revenue in fiscal 1999.

Selling, Marketing and Administration, Net: Selling, marketing and administration, net of amounts ceded, increased 5% or $663,000, from fiscal 1998 to fiscal 1999 (from $13,386,000 to $14,049,000), and decreased 5% or $695,000 from fiscal 1997 to fiscal 1998 (from $14,081,000 to $13,386,000). The increases or decreases were due primarily to additions or decreases to staff, travel, commission, bad debts, insurance, training programs and other expenses. This expense as a percentage of net revenues (22%, 14%, and 9%) for fiscal 1997, fiscal 1998 and fiscal 1999, respectively, decreased because of the higher premium revenue in fiscal 1998 and still higher premium revenue in fiscal 1999.

Oxford Transition Costs : The Company incurred transition costs related to the purchase of Oxford Health Plans (PA), Inc. of approximately $920,000 in the quarter ended December 31, 1998, and $430,000 in the quarter ended September 30, 1998 , due to increased operational costs for HMO related activities without a corresponding increase in the management service fees.

Interest Expense: Interest expense increased 99% or $485,000 from fiscal 1998 to fiscal 1999 (from $489,000 to $974,000), and increased as a percentage of net revenue from 0.5% to 0.6%. Interest expense decreased 9% or $46,000 from fiscal 1997 to fiscal 1998 (from $535,000 to $489,000) and decreased as a percentage of net revenue from 0.9% to 0.5%. Interest expense was impacted in fiscal 1998 by lower interest rates and lower average principal balances outstanding. In fiscal 1999, additional loans were obtained to acquire the HMO.

Income Taxes: Income taxes decreased in fiscal 1999 from fiscal 1998 by $586,000, or 68% (from $868,000 to $282,000), and decreased in fiscal 1998 from fiscal 1997 by $545,000, or 39% (from $1,413,000 to $868,000) primarily due to fluctuations in levels of income before income taxes. Net income had been reported as fully taxed in fiscal year 1999, 1998 and 1997 at the effective tax rate of 39%. See Note 10 in the Notes to Consolidated Financial Statements.

Cumulative effect of accounting change: See Note 3 in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

The Company's cash flow from operations was $6,892,000 and $23,685,000 for fiscal 1999 and 1998, respectively. Cash flow from operations has exceeded net income primarily due to non-cash charges such as depreciation and amortization, deferred income taxes, cumulative effect of the accounting change and changes in operating assets and liabilities, particularly the medical services payable.

Cash of $7,734,000, net of cash acquired, was used in the third quarter of fiscal 1999 to purchase Oxford Health Plans (PA), Inc. on January 27, 1999. Cash has been used to invest in software and program enhancements ($8,696,000 and $9,057,000 in fiscal 1999 and fiscal 1998, respectively). The Company also acquired property and equipment of $5,602,000 and $2,734,000 for fiscal 1999 and fiscal 1998, respectively. Approximately $3,000,000 of the fiscal 1999 property and equipment purchases were related to the corporate office move in the first quarter of fiscal 1999. HRM expects to continue to acquire property and equipment and enhance software and products but a lower rate in fiscal year 2000.

HRM also used approximately $2,327,000 and $2,153,000 in fiscal 1999 and fiscal 1998, respectively, to repay principal on notes payable and capital leases. The Company borrowed $6,000,000 and $4,750,000 in fiscal 1999 and fiscal 1998, respectively. The Company received cash proceeds of $306,000 and $784,000 in fiscal 1999 and fiscal 1998, respectively, from stock option exercises for common stock by current or former employees and directors.

The Company had a working capital deficit of $8,438,000 at June 30, 1999 and working capital of $3,474,000 at June 30, 1998. The medical services payables reduced working capital by $21,215,000 and $15,452,000 at June 30, 1999 and 1998, respectively. The Company has fixed maturity investments of $8,406,000 available at June 30, 1999 to be used to pay medical services payables, if the need arises.

The Company has a net operating loss carryforward of approximately $35,000,000 for income tax purposes at June 30, 1999, which can be used to reduce taxable income and cash flow necessary to pay taxes.

The Company believes that its cash and cash flow from operations, together with credit facilities which the Company has obtained, will be sufficient to finance the Company's anticipated normal expansion in fiscal 2000. The Company has a term loan and revolving loan (principal balance of $5,245,000 and $5,765,000, respectively, as of June 30, 1999) with its bank and a revolving credit facility expiring January 31, 2000, under which the Company has borrowed the full amount available under the facility. The revolving credit and term loan are secured by liens on the assets of the Company.

Year 2000

State of Year 2000 Readiness

The Company began work on its Year 2000 Project in 1997 and established a Year 2000 Project Office and Year 2000 Project Team in early 1998. The Company's Year 2000 Project Office is comprised of the Company's senior Information Services ("I.S.") management team, which provides business support and resources for the overall project. The Company's Year 2000 Project Team, under the leadership of the CIO, consists of the Company's I.S. employees, independent consultants, and business representatives on an as-needed basis.

There are five phases to the Company's Year 2000 Project: Phase 1: Identify and Analyze; Phase 2: Plan and Schedule; Phase 3: Execute the Plan (Remediate; Upgrade; Replace; or Eliminate); Phase 4: Test and Integrate; and Phase 5:
Maintain Year 2000 Integrity. The goal of the Company's Year 2000 Project is to prepare the Company's computer systems, applications, facilities (including non-information technology systems, such as security systems) and external relationships for the Year 2000. The primary focus of the Year 2000 Project effort has been, and continues to be, on the Company's mission critical systems, which are those that support and interface with our clients or vendors. The Company's Year 2000 Project is comprised of many different platforms and components and the Company is at varying Project phases with respect to the different components.

In Phase I of the Year 2000 Project, the Company completed a general inventory of its work environment. The inventory included system hardware, system software, utilities (phone, electric, etc.), as well as additional facility components. The Project Team has completed its inventory of mission critical components.

During Phase 2 of the Company's Year 2000 Project, the Year 2000 Project Team provided initial size estimates for the scope of each mission critical system component that was identified, and developed a strategy including a timetable, for achieving compliance for each of these components. In addition, the Year 2000 Project Team developed a communication plan for internal and external communications regarding the year 2000.

As of June 30, 1999, the Company had completed the majority of the remediation of its mission critical applications (Phase 3). The Company's QualityFIRST(R) product is Year 2000 ready in that it processes four-digit year dates, in accordance with the Software Release Note delivered to customers. Remediation of the Claims System, implementation of the remediated Claims System, and future-date testing on the Claims System were completed as of July 1999. The remediation of the critical elements of the Care Management System was completed in July 1999. The future-date testing on this system is scheduled to be completed in October 1999. The Company continues to seek and review year 2000 information of critical vendors, including phone service and utilities, to determine the impact of their year 2000 readiness on the Company's business and to request additional year 2000 information. We expect that the majority of the remaining Year 2000 Project activities, including the majority of contingency planning, will be completed by November 1999. Nevertheless, because of the unique nature of the year 2000 issue, there will be some contingency planning and ongoing maintenance activities that will continue into the year 2000.

Year 2000 Project Costs

Costs of the Company's Year 2000 Project through June 30, 1999 were approximately $1.1 million. An additional $.5 million is expected to be incurred during fiscal year 2000. The costs associated with the Year 2000 Project has been and will be expensed as incurred.

Year 2000 Risks

The Company is reliant on technology and outside vendors to deliver its services. While the Company may have more than one vendor to provide a specific service to the Company, for those services for which the Company does not have more than one vendor, the Company does not intend to hire backup vendors. There could be a material adverse effect on the Company if there is a failure by the Company, or a third party dealing with the Company, to be year 2000 ready with respect to such things as: (1) a mission critical computer system or software application; (2) facilities and equipment; or (3) the ability to provide necessary services or products. Possible consequences of such a failure include temporary disruption of the Company's ability to deliver services to its clients. The scope and length of time of such a disruption will depend upon the particular circumstances, some of which may be beyond the Company's control.

The Company's Year 2000 Project plans are subject to change and are necessarily dependent upon management's business decisions and other factors, both internal and external, and the Company is making adjustments to its Year 2000 Project as it deems necessary. The information contained in this statement is based on management's best estimates. There can be no guarantee that these estimates will be achieved, or that third parties on which the Company relies, or that the Company itself, will be year 2000 ready. The results of the Year 2000 Project could differ materially from those anticipated as a result of factors such as: the impact of the Company's external relationships including the year 2000 readiness of the Company's business partners, its key vendors, its customers, and its customers' key vendors; the availability and cost of personnel trained in this area; and the ability to identify relevant computer codes.

Year 2000 Contingency Plans

In June 1999, the Company began to focus on contingency planning efforts. The Company will be using contingency plans already in place relating to back-up of information systems, as well as some business operations. The Company is developing additional and/or supplemental contingency plans where necessary. Contingency plans have been developed for most of the Company's significant business processes, and the Company will complete contingency plans for the remaining significant business processes by November 1999. Ongoing contingency planning activities will continue into the year 2000.

Forward Looking Statements

Forward looking statements in this report reflected as expectations, plans, anticipations, prospects or future estimates are subject to the risks and the uncertainties present in the Company's business and the competitive healthcare marketplace including, but not limited to clients and vendors commonly experiencing mergers or acquisitions, use of estimates for incurred but not yet reported claims including medical services payable, use of estimates of bonus accruals including accounts receivable, reconciliations, volume fluctuations, provider relations and contracting, participant enrollment fluctuations, changes in member mix or utilization levels, fixed price contracts, contract disputes, contract modifications, contract renewals and non-renewals, regulatory issues and requirements, various business reasons for delaying contract closings, and the operational challenges of matching case volume with optimum staffing, having fully trained staff, having computer and telephonic supported operations and managing turnover of key employees and outsourced services to performance standards. While occurrences of these risks, and others periodically detailed in the Company's SEC reports, cannot be predicted exactly, such occurrences can be expected to have an impact on the HRM's anticipated level of revenue growth or profitability.


Item 7A  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, the Company is exposed to market risk from changes in interest rates. The Company does not enter into any derivative transactions. The Company's note payable and term loan obligations are subject to interest rate risk. A 100 basis point increase in interest rates related to the note payable to bank under revolving credit agreement, assuming the amount borrowed remains constant, would result in an annual increase in the Company's then current interest expense of approximately $58,000. A 100 basis point increase in interest rates related to the Company's term loans payable would not result in a material change in its fair value.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

The following table provides certain information with respect to all directors of the Company.

Name of Director                      Current Position(s)              Principal Occupation(s)             Director
(Class)                      Age          with Company                  During Past Five Years               Since

Gary T. McIlroy, M.D.        59     Chairman of the Board,    Chairman and Chief Executive Officer of        1977
(Class C)                           Chief Executive Officer   the Company since 1977.  Dr. McIlroy is
                                    and Director              married to Marlene O. Travis.

Marlene O. Travis            60     President, Chief          President of the Company since 1987 and        1977
(Class B)                           Operating Officer,        Chief Operating Officer of the Company
                                    Secretary and Director    from 1987 to 1992 and since June 1993;
                                                              and Chief Administrative Officer from
                                                              1992 to June 1993.  Ms. Travis is married
                                                              to Gary T. McIlroy, M.D.

Gary L. Damkoehler           60     Director                  Chairman, Chief Executive Officer and          1996
(Class A)                                                     President since 1988 of JSA Healthcare
                                                              Corporation of St. Petersburg, Florida, a
                                                              direct provider of healthcare services.

Raymond G. Schultze,         65     Director                  Chief Executive Officer and Medical            1996
M.D. (Class A)                                                Director since 1997 of Toiyabe Dialysis
                                                              Unit. Consultant regarding healthcare
                                                              management consulting (self-employed)
                                                              since1997.
                                                              Prior to this he was Professor of
                                                              Medicine at the UCLA School of Medicine
                                                              from 1980 to 1995; and Administrative
                                                              Vice Chancellor for UCLA from 1986 to
                                                              1992. Dr. Schultze currently is providing
                                                              consulting services to the County of Los
                                                              Angeles for the re-engineering of their
                                                              healthcare system.

Vance Kenneth Travis         73     Director                  Chairman of the Board of Triad                 1984
(Class B)                                                     International, Inc., a plant engineering
                                                              and project management operation for
                                                              petro-chemical and refinery process
                                                              plants located in Calgary, Alberta,
                                                              Canada.  Mr. Travis is Marlene Travis'
                                                              uncle.

Ronald R. Hahn               54     Director                  Chairman and President, ESE Partners,          1992
(Class C)                                                     LLC, a venture capital management
                                                              company, since 1996 and President of
                                                              Stroben & Hahn, Inc., a venture capital
                                                              management company, since 1981. Consultant
                                                              regarding the U.S. healthcare industry
                                                              to Union d'Etudes et d'Investissements
                                                              ("UI"), the merchant banking subsidiary
                                                              of Credit Agricole principally from 1992
                                                              and 1995. Mr. Hahn currently serves on
                                                              the Board of Directors of JAMS/Endispute,
                                                              a provider of dispute resolution services.

Robert L. Montgomery         62     Director                  Consultant regarding Health System             1993
(Class C)                                                     Management to Sutter Health since 1999.
                                                              Prior to this he was President-Western
                                                              Division of Sutter Health from 1996 to
                                                              1999. Prior to this, he was President
                                                              and Chief Executive Officer of Alta Bates
                                                              Health System of Emeryville, California,
                                                              a vertically integrated full service
                                                              healthcare system, from 1989 to 1996,
                                                              and from 1979 to 1983.

The Company's Articles of Incorporation provide for the election of three classes of directors with terms staggered so as to require the election of only one class of directors each year. The term of the Class B directors expires at the 2000 annual meeting, the term of the Class C directors expires at the 2001 annual meeting, and the term of the Class A Directors expires at the 2002 annual meeting.

Executive Officers

The following sets forth the names and ages of current executive officers of the Company, in addition to information regarding their positions with the Company, their periods of service in such positions, and their business experience for at least the past five years.

Name                        Age                        Position

Gary T. McIlroy, M. D.      59       Chairman of the Board, Chief Executive
                                     Officer and Director

Marlene O. Travis           60       President, Chief Operating Officer,
                                     Secretary and Director

Thomas P. Clark             51       Senior Vice President, Finance and Chief
                                     Financial Officer

Adele M. Kimpell            53       Executive Vice President, Operations

Russell A. Peterson         58       Chief Information Officer

Gerald L. McNair            52       President, HRM Health Plans (PA), Inc.

Pamela N. Hursh             37       Acting President, Indemnity Business Unit

Steven K. Isaacs            44       Vice President, Indemnity Sales

Dianne L. Kuss              52       Vice President, Corporate Marketing

Michael T. McKim            55       Vice President and General Counsel

William M. Smith            39       Vice President, Managed Care Sales


Gary T. Mcllroy, M.D., a co-founder of the Company, has been an officer of the Company since 1977 and Chairman of the Board, Chief Executive Officer, and a director of the Company since 1984. Dr. McIIroy has owned and operated three medically-related businesses. Dr. McIIroy was co-founder, President, and Chief Executive Officer of Midwest Laboratory Associates, a medical testing laboratory from 1977 until its sale in 1980. From 1973 to 1978, he was President and Chief Executive Officer of Upper Mississippi Pathologists, P.A., serving several hospitals in central Minnesota. Dr. McIIroy holds an M.D. degree from the University of California-Los Angeles, and is Board Certified in Anatomical and Clinical Pathology following four years of specialty training at the Mayo Clinic in Rochester, Minnesota. He is also a member of the American College of Utilization Review Physicians. Dr. McIIroy is married to Marlene O. Travis.

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

Thomas P. Clark, joined the Company as Controller in 1985, and has been Senior Vice President, Finance and Chief Financial Officer of the Company since 1986. From 1976 to 1985, Mr. Clark maintained his own public accounting practice. Prior to such time Mr. Clark was an accountant with the accounting firms of KPMG Peat Marwick and Breitman, Orenstein & Schweitzer.

Adele M. Kimpell, R. N., became Executive Vice President, Operations in September 1999, and had previously served as Executive Vice President, Health Plan Operations since March 1996. Ms. Kimpell also served as Senior Vice President, Health Plan Operations since August 1993, and Senior Vice President, Care Management Services since August 1993. Ms. Kimpell joined the Company as a Clinical Reviewer in March 1985. Ms. Kimpell has served in various capacities within HRM since January 1990, including Vice President, Strategic Business Implementation, Vice President, Special Projects, Vice President, Claims Administration and Assistant Vice President, Sales Operations. Ms. Kimpell has a B.S. degree in nursing and had 15 years experience in intensive care and emergency room units prior to joining HRM.

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

Gerald L. McNair, joined the Company as President, HRM Health Plans (PA), Inc. in September 1999. Prior to joining the Company, Mr. McNair served as President and Chief Executive Officer for a Medicaid HMO, CarePartners, LLC of Baltimore, MD from 1997 to 1999. Prior to that time, Mr. McNair served as President and Chief Executive Officer for a Medicaid HMO Americaid of New Jersey, Inc. of Newark, NJ from 1995 to 1997 and as Executive Director for Aetna Professional Management Corporation in Purchase, NY from 1993 to 1995. Mr. McNair received his B.A. from Brandeis University in 1971 and his MPH (Hospital Administration) from Yale University and is a Fellow, American College of Health Care Executives.

Pamela N. Hursh R.N., became Acting President, Indemnity Business Unit in July 1999, and had previously served as Vice President, Operational Effectiveness. Ms. Hursh joined the Company as an Account Manager in March 1991. Ms. Hursh has served in various capacities within HRM since June 1992, including Senior Account Manager, National Account Executive, Director of Account Management and Client Services and VP, Strategic Business Improvement. Ms. Hursh received her B.S. degree from Northern Illinois University in 1987.

Steven K. Isaacs, joined the Company as Vice President, Sales, Payer Markets in September 1997. Prior to joining the Company, Mr. Isaacs was Vice President, Group Sales, for Ameritas Life Insurance Corporation from 1993 to 1997. He also served as Regional Vice President for Fortis Benefits Insurance Company in Kansas City, MO from 1986 to 1993. Mr. Smith received his B.S.B.A. from the University of Nebraska in 1978.

Dianne L. Kuss, became Vice President, Corporate Marketing in June 1999. Ms. Kuss joined the Company as a Marketing Manager in November 1997. Ms. Kuss has served since April 1998 as Director of Indemnity Marketing and Vice President, Marketing. Prior to joining the Company, Ms. Kuss served as a Consultant for Integrated Healthcare Advisory Group, Inc. in Richmond, VA from 1994 to 1997. Ms. Kuss received her B.A.S. degree from the University of Minnesota and her M.S. from Kennedy-Western University in Agoura Hills, CA.

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

Based on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from July 1, 1998 through June 30, 1999, all Section 16(a) filing requirements applicable to its current and former officers, directors, and greater than ten-percent beneficial owners were complied with except that one Form 5 (reporting one transaction) was filed late by Russell Peterson and one Form 4 was filed late by each of Robert Montgomery (reporting one transaction), Thomas Clark (reporting one transaction), and Gary McIlroy (reporting one transaction).

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the cash and noncash compensation for each of the last three fiscal years, of the Company's Chief Executive Officer and the four other highest paid executive officers of the Company whose salary and bonus for fiscal 1999 exceeded $100,000.

                                                                           Long-Term Compensation
                                     Annual Compensation                     Awards
                                                           Other
                                                          Annual                Securities
                                                          Compen-      Stock    Underlying      LTIP      All Other
Name and Position           Year    Salary     Bonus     sation(1)    Awards      Options     Payouts    Compensation
- -----------------           ----    ------     -----     ---------    ------      -------     -------    ------------

Gary T. McIlroy, M.D.       1999    $278,000    0(2)    $ 9,859(10)         0     10,000(4)      0         $23,986(6)
   Chairman & CEO           1998    $278,000    0(2)    $ 9,837(10)         0     40,000(4)      0         $23,484(6)
                            1997    $278,000    0(2)    $ 9,395(10)         0     15,000(2)      0         $23,150(6)
                                                                                  40,000(4)


Marlene Travis               1999   $250,000    0(2)    $9,859(10)          0     10,000(4)      0         $21,009(7)
   President & COO           1998   $250,000    0(2)    $9,837(10)          0     30,000(4)      0         $20,336(7)
                             1997   $250,000    0(2)    $9,395(10)          0     12,500(2)      0         $20,150(7)
                                                                                  33,333(4))


Thomas P. Clark              1999   $200,000    0(2)    $10,902(10)    15,000(11)      0(4)      0         $35,752(8)
   CFO                       1998   $200,000    0(2)    $10,902(10)         0     30,000(4)      0         $9,555(8)
                             1997   $200,000    0(2)    $10,460(10)         0     10,000(2)      0         $9,150(8)
                                                                                  26,667(4)


Adele M. Kimpell             1999   $171,600    0(2)          0             0          0(4)      0          $4,290(5)
   Executive V.P.,           1998   $156,420    0(2)          0             0      3,600(4)      0          $3,361(5)
    Operations               1997   $153,542    0(2)          0             0      4,000(2)      0          $2,663(5)
                                                                                   9,000(4)



William M. Smith             1999   $237,506    0(2)          0             0      1,500(4)      0         $61,086(9)
   Vice President            1998   $128,181  $15,000         0             0      6,000(4)      0         $11,074(9)
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

(5)  The Company matching contribution under its 401(k) Salary Savings Plan.

(6) The amount reflected includes $3,150, $3,484, and $3,986 as Company matching contributions under its 401(k) Salary Savings Plan or other retirement payments for fiscal 1997, 1998, and 1999, respectively, and $20,000 per year for the total premiums paid by the Company on the life insurance policy covered by the Split-Dollar Agreement referred to below in "Employment Agreements" for fiscal 1997, 1998 and 1999, respectively.

(7) The amount reflected includes $3,150, $3,336, and $4,009 as Company matching contributions under its 401(k) Salary Savings Plan or other retirement payments for fiscal 1997, 1998 and 1999, respectively, and $17,000 per year for a total premiums paid by the Company on the life insurance policy covered by the Split-Dollar Agreement referred to below in "Employment Agreements" for fiscal 1997, 1998 and 1999, respectively.

(8) The amount reflected includes $3,150, $3,555, and $4,435 as Company matching contributions under its 401(k) Salary Savings Plan or other retirement payments for fiscal 1997, 1998 and 1999, respectively, and $6,000 per year for the total premiums paid by the Company on the life insurance policy covered by the Split-Dollar Agreement referred to below in "Employment Agreements" for fiscal 1997, 1998 and 1999, respectively, and payment in fiscal 1999 of vacation accrual in lieu of taking time off of $25,317.

(9) The amount reflected includes $2,492 for fiscal 1998 and $4,800 for fiscal 1999 as Company matching contributions under its 401(k) Salary Savings Plan and a moving allowance of $8,582 for fiscal 1998 and $56,286 for fiscal 1999.

(10) Includes auto allowance and medical coverage.

(11) Issuance of 15,000 common shares as a bonus.


The following two stock option tables summarize option grants and exercises during fiscal 1999 for the Chief Executive Officer and other named executive officers, and the values of options granted during fiscal 1999 and held by such persons at June 30, 1999.

                       Stock Option Grants in Fiscal 1999

                                                                          Potential Realizable Value at Assumed Annual
                                                                          Rates of Stock Price Appreciation for Option Term
                                                                          ---------------------------------------------
                                     Individual Grants                           5%(2)                   10%(2)
                     --------------------------------------------------   ---------------------    --------------------
                      Number of    % of Total
                     Securities     Options
                     Underlying    Granted to
                       Options     Employees    Exercise    Expiration     Stock                   Stock
       Name            Granted     in Fiscal    or Base      Date(1)       Price      Gain         Price      Gain
                                      Year        Price
       ----          ----------    ----------   --------    ----------     -----      ----         -----      ----

Gary McIlroy, M.D.     10,000(1)         12.9%      $10.00    06/30/03       $12.76   $ 27,600       $16.11   $61,100

Marlene Travis         10,000(1)         12.9%      $10.00    06/30/03       $12.76   $ 27,600       $16.11   $61,100

Thomas P. Clark             0             0.0%      $ 0          --          $ 0.00   $   0          $ 0.00   $   0

Adele M. Kimpell            0             0.0%      $ 0          --          $ 0.00   $   0          $ 0.00   $   0

William M. Smith        1,500(1)          1.9%      $10.00    06/30/03       $12.76   $  4,140       $16.11   $9,165

(1) One-third of the stock options granted as a long-term incentive to the individuals become exercisable on February 17, 1999, the date of grant, and the next two anniversaries of the date of grant. Under the terms of the Plan, the Board may provide for the protection of all optionees to whom options have been granted in the event of a merger, liquidation, reorganization or similar transaction.

(2) The stock price is calculated using a 5% and 10% rate of appreciation (solely for illustrative purposes) for the term of the option, compounded annually. The gain is the difference between the resulting illustrative compounded stock price and the exercise price times the number of options granted.

   Aggregated Option Exercises in Fiscal 1999 and Fiscal Year-End Option Value

                                                                 Number of Securities
                                                                Underlying Unexercised       Value of Unexercised
                              Shares Acquired                      Options at Fiscal         In-the-Money Options
                                on Exercise          Value       Year-End Exercisable/      at Fiscal Year-End(1)
                                                   Realized          Unexercisable        Exercisable/Unexercisable
                              ---------------    -------------  -----------------------  ----------------------------
Gary T. McIlroy, M.D.                0                --            141,471/46,667               $205,884/$0
Marlene Travis                       0                --            111,853/29,778               $160,122/$0
Thomas P. Clark                    15,000          $142,035          55,537/28,889                $37,298/$0
Adele M. Kimpell                    2,000          $ 11,626          15,200/5,400                  $7,500/$0
William M. Smith                     --                 --            6,500/1,000                   $0/$0

(1) Market value of underlying securities at June 30, 1999 ($9.875), the closing price of the Common Stock, minus the exercise price.

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

Employment Agreements

The Company has an Employment Agreement, dated June 20, 1996, with Gary T. McIlroy, M.D. whereby Dr. McIlroy will continue to serve as Chief Executive Officer with the term continuing indefinitely unless terminated under the terms of the Agreement. Dr. McIlroy received a base salary for fiscal 1999 of $278,000 (subject to increase upon annual review by the Compensation Committee of the Board) and is eligible to receive an annual incentive bonus under the Executive Incentive Plan. The Employment Agreement is terminable by the Company for cause, in which case the Company is obligated to pay only Dr. McIlroy's accrued base salary and a portion of annual incentive bonus for the fiscal year in which his termination occurs. The Agreement is also terminable by the Company upon thirty
(30) days written notice, without cause, in which case the Company is obligated to (i) pay the then-current annualized base salary and provide health, dental, life and other benefits for a twenty-four month period; (ii) pay out-placement services; (iii) pay a portion of any annual incentive bonus for the fiscal year in which his termination occurs; and (iv) transfer to Dr. McIlroy all cash value and life insurance policies owned by the Company. In the event Dr. McIlroy resigns for "good reason" or within twelve (12) months after a "change of control" of the Company, the Company is obligated to make all of the payments and provide all of the benefits described in the preceding sentence, and shall accelerate the vesting of all stock options which shall then remain exercisable until the options expire. The Agreement also addresses the benefits payable and the treatment of the life insurance policies owned by the Company upon termination for death or disability and, in the event of disability, provides for supplemental disability payments and health, dental and life benefits for a twelve (12) month period.

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

The Company has an Employment Agreement, dated June 21, 1996, with Marlene Travis whereby Ms. Travis will continue to serve as President and Chief Operating Officer with the term continuing indefinitely unless and until terminated under the terms of the Agreement. Ms. Travis received a base salary for fiscal 1999 of $250,000 (subject to increase upon annual review by the Chief Executive Officer) and is eligible to receive an annual incentive bonus under the Executive Incentive Plan. The Employment Agreement is terminable by the Company for cause, in which case the Company is obligated to pay only Ms. Travis' accrued base salary and a portion of any annual incentive bonus for the fiscal year in which her termination occurs. The Agreement is also terminable by the Company upon thirty (30) days written notice, without cause, in which case the Company is obligated to (i) pay the then-current annualized base salary and provide health, dental, life and other benefits for a twenty-four (24) month period; (ii) pay out-placement services; (iii) pay a portion of any annual incentive bonus for the fiscal year in which her termination occurs; and (iv) transfer to Ms. Travis all cash value and life insurance policies owned by the Company. In the event Ms. Travis resigns for "good reason" or within twelve (12) months after a "change of control" of the Company, the Company is obligated to make all of the payments and provide all of the benefits described in the preceding sentence and shall accelerate the vesting of all stock options which shall then remain exercisable until the options expire. The Agreement also addresses the benefits payable and the treatment of the life insurance policies owned by the Company upon termination for death or disability and, in the event of disability, provides for supplemental disability payments and health, dental and life benefits for a twelve (12) month period.

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

The Company has an Employment Agreement dated June 21, 1996, with Thomas P. Clark whereby Mr. Clark will continue to serve as Chief Financial Officer, with the term continuing indefinitely unless and until terminated under the terms of the Agreement. Mr. Clark received an annual base salary for fiscal 1999 of $200,000 (subject to increase upon annual review by the Chief Executive Officer) and is eligible to receive an annual incentive bonus under the Executive Incentive Plan. The Employment Agreement is terminable by the Company for cause, in which case the Company is obligated to pay only Mr. Clark's accrued base salary and a portion of any annual incentive bonus for the fiscal year in which his termination occurs. The Agreement is also terminable by the Company upon thirty (30) days written notice, without cause, in which case the Company is obligated to (i) pay the then-current annualized base salary and provide health, dental, life and other benefits for a twenty-four (24) month period; (ii) pay out-placement services; (iii) pay a portion of any annual incentive bonus for the fiscal year in which his termination occurs; and (iv) transfer to Mr. Clark all cash value and life insurance policies paid by the Company. In the event Mr. Clark resigns for "good reason" or within twelve (12) months after a "change of control" of the Company, the Company is obligated to make all of the payments and provide all of the benefits described in the preceding sentence and shall accelerate the vesting of all stock options which shall then remain exercisable until the options expire. The Agreement also addresses the benefits payable and the treatment of the life insurance policies owned by the Company upon termination for death or disability and, in the event of disability, provides for supplemental disability payments and health, dental and life benefits for a twelve (12) month period.

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

Performance Graph

Set forth below are line graphs comparing the Company's cumulative total shareholder return on the Company's Common Stock, from June 30, 1994 through June 30, 1999 with the cumulative total return of The Nasdaq Market Index (U.S. Companies) and of the selected peer group (the "SIC Peer Group Index"). The SIC Peer Group Index includes all Nasdaq companies which are in the same three-digit SIC ("Standard Industrial Classification") labeled 632 Accident and Health Insurance and Medical Service Plans

                          [PERFORMANCE GRAPH OMITTED]


                         06/30/94       06/30/95        06/30/96       06/30/97       06/30/98        06/30/99
- --------------------- --------------- -------------- --------------- -------------- -------------- ---------------
HRM                           100.00         161.54          161.54         207.69         234.62          151.92
SIC Code Index                100.00         101.41          131.50         171.23         180.82          175.19
Nasdaq Market                 100.00         117.28          147.64         177.85         235.75          330.37

The Nasdaq Market Index and SIC Peer Group Index is provided by Media General Financial Services. The Peer Group includes the following companies: Aetna, Inc.; AFLAC Incorporated; American Medical SEC Inc., Chartwell RE Corp.; Citizens Financial Corp.; Conseco, Inc.; Everest Reinsurance Hld.; First Commonwealth Inc.; Health Power, Inc.; Humana, Inc.; Maxicare Health Plans; Medical Control, Inc.; Mid Atlantic Medical Services, Inc.; Morrison Management Specialists; Oxford Health Plans, Inc.; Pacificare Health Services, Inc.; Penncorp Financial Group; Provident American Corp.; Reinsurance Group of America; RightChoice Managed Care; Safeguard Health Enterprises; Sierra Health Services, Inc.; Torchmark Corporation; Transamerica Corporation; Trigon Healthcare, Inc.; United Healthcare Corporation; United Wisconsin Ser.; Unum Provident Corporation; and Wellpoint Health Network.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the number of shares of the Company's Common Stock beneficially owned by each person known to the Company to beneficially own more than 5% of the Company's Common Stock, by each of the Company's current directors, by each executive officer named in the Summary Compensation Table (on page 24), and by all of the Company's current directors and current executive officers as a group, as of September 15, 1999.

Name of Director, Executive              Number of Shares            Percent of
Officer or Identity of Group             Beneficially Owned(1)          Class

Chiplease, Inc.                                 675,500(2)            14.56%
 640 N. LaSalle Street, Suite 300
 Chicago, IL 60610

Summit Capital Management, LLC                  439,550(3)            9.47%
 601 Union Street Suite 3900
 Seattle, WA 98101

Dimensional Fund Advisors, Inc.
 1299 Ocean Avenue, 11th Floor                  251,300(4)            5.42%
 Santa Monica, CA 90401

Gary T. McIlroy, M.D.                           403,441(5)            8.44%
 10900 Hampshire Avenue South
 Minneapolis, MN 55438

Marlene Travis                                  406,101(6)            8.55%
 10900 Hampshire Avenue South
 Minneapolis, MN 55438

Thomas P. Clark                                 118,105(7)            2.52%

Adele M. Kimpell                                 16,200(8)              *

W. Michael Smith                                  9,775(9)              *

Vance Kenneth Travis                             11,009(10)             *

Ronald R. Hahn                                   13,301(11)             *

Robert L. Montgomery                             20,380(12)             *

Gary L. Damkoehler                               16,701(13)             *

Raymond G. Schultze, M.D                          6,701(14)             *

All Current Executive Officers and
   Current Directors as a
   Group (16 persons)                         1,048,265(15)          20.86%
- -----------

 *       Less than one percent.

(1) Except as otherwise noted, each person or group named in the table has sole voting and investment power with respect to all shares of Common Stock listed opposite the name of such person or group. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of September 15, 1999, or within 60 days of such date are treated as outstanding only when determining the amount and percent owned by such person or group named in the table.

(2) Includes 399,100 (8.60%) shares which Chiplease, Inc. represents are owned by it and 276,400 (5.96%) shares which Chiplease, Inc. represents are owned by the secretary of Chiplease, Inc. and for which the secretary has sole voting power and which was owned on August 28, 1998, the date of the most recent Schedule 13D/A received by the Company from such shareholder.

(3) Includes 439,550 shares for which Summit Capital Management, LLC represents it has sole voting power and which was owned on February 10, 1999, the date of the most recent Schedule 13G received by the Company from such shareholder.

(4) In its most recent Schedule 13G filing with the Securities and Exchange Commission on February 11, 1999 Dimensional Fund Advisors, Inc. (DFI), represents it has sole voting power and investment power over such shares. DFI disclaims beneficial ownership of the shares.

(5) The number of shares set forth in the above table (i) includes 257,970 shares held by Gary T. McIlroy Revocable Trust, for which Dr. McIlroy is grantor and trustee, (ii) includes 141,471 shares which Dr. McIlroy has the right to acquire upon exercise of options, (iii) excludes 75 shares beneficially owned by Dr. McIlroy's and Ms. Travis' adult children, (iv) excludes the shares beneficially owned by Ms. Travis and (v) includes 4,000 shares held by a foundation controlled by Dr. McIlroy. Dr. McIlroy disclaims beneficial ownership of such excluded shares.

(6) The number of shares set forth in the above table (i) includes 290,248 shares held by the Marlene O. Travis Revocable Trust, for which Ms. Travis is grantor and trustee, (ii) includes 111,853 shares which Ms. Travis has the right to acquire upon exercise of options, (iii) excludes 75 shares beneficially owned by Ms. Travis' and Dr. McIlroy's adult children, (iv) excludes the shares beneficially owned by Dr. McIlroy and (v) includes 4,000 shares held by a foundation controlled by Ms. Travis. Ms. Travis disclaims beneficial ownership of such excluded shares.

(7) Includes 62,568 shares held by Mr. Clark and 55,537 shares which Mr. Clark has the right to acquire upon exercise of options.

(8) Includes 1,000 shares held by Ms. Kimpell and 15,200 shares which Ms. Kimpell has the right to acquire upon exercise of options.

(9) Includes 3,275 shares held by Mr. Smith and 6,500 shares which Mr. Smith has the right to acquire upon exercise of options.

(10) Includes 5,308 shares held by Mr. Travis and 5,701 shares which Mr. Travis has the right to acquire upon exercise of options.

(11) Includes 7,600 shares held by Mr. Hahn and 5,701shares which Mr. Hahn has the right to acquire upon exercise of options.

(12) Includes 9,462 shares held by Mr. Montgomery and 10,918 shares which Mr. Montgomery has the right to acquire upon exercise of options.

(13) Includes 11,000 shares held by Mr. Damkoehler and 5,701 shares which Mr. Damkoehler has the right to acquire upon exercise of options.

(15) Includes 1,000 shares held by Mr. Schultze and 5,701 shares which Mr. Schultze has the right to acquire upon exercise of options.

(16) Includes 661,781 shares held by the current officers and directors, and 386,484 shares that current executive officers and directors as a group have the right to acquire as of September 15, 1999, or within 60 days of such date, upon exercise of options.


Item 13. Certain Relationships and Related Transactions.

None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      Documents filed as part of this report.

         (1) Financial Statements. The financial statements listed below are included in this Annual Report on Form 10-K on the pages indicated.

                                                                    Page in this
                                                                      Form 10-K

              Report of Independent Auditors...........................     36

              Consolidated Balance Sheets as of June 30, 1999
              and 1998.................................................     37

              Consolidated Statements of Operations for the years
              ended June 30, 1999, 1998 and 1997.......................     38

              Consolidated Statements of Changes in Shareholders'
              Equity for the years ended June 30, 1999, 1998
              and 1997.................................................     39

              Consolidated Statements of Cash Flows for the years
              ended June 30, 1999, 1998 and 1997.......................     40

              Notes to Consolidated Financial Statements...............     41

         (2) Financial Statement Schedules. The following schedule is included in this Annual Report on Form 10-K on the pages indicated.

                                                                    Page in this
                                                                      Form 10-K

              II.  Valuation and Qualifying Accounts...................     56

              Schedules I, III, IV, and V are omitted for the reason that they are not applicable, not required or the information is presented in the consolidated financial statements or related notes.

(b)  Exhibits.

2.1 Stock Purchase Agreement dated as of October 14, 1998 between Health Risk Management, Inc. and Oxford Health Plans, Inc. - incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed February 11, 1999 (SEC File No. 0-18902).

2.2 Closing Agreement dated as of January 27, 1999 between Health Risk Management, Inc. and Oxford Health Plans, Inc. - incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed February 11, 1999 (SEC File No. 0-18902).

3.1 Amended and Restated Articles of Incorporation, as amended to date -- incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (SEC File No. 0-18902).

3.2 Composite Bylaws of the Company, as of April 21, 1999--incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (SEC File No. 0-18902)

4.1 Specimen form of the Company's Common Share Certificate -- incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (SEC File No. 33-37595).

4.2  Amended and Restated Articles of Incorporation, as amended to date (see
     Exhibit 3.1).

4.3  Composite Bylaws of the Company, as of April 21, 1999 (see Exhibit 3.2).

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

     -- incorporated by reference to Exhibit 1 to the Company's Form 8-A
        Registration Statement filed April 10, 1997 (SEC File No. 0-18902).

10.1* Employment Agreement dated as of June 20, 1996 between Health Risk
     Management, Inc. and Dr. Gary T. McIlroy -- incorporated by reference to
     Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

10.2* Split Dollar Agreement dated as of June 5, 1991 between Health Risk
     Management, Inc. and Dr. Gary T. McIlroy and the Amendment to Split Dollar Agreement dated July 28, 1992 between Health Risk Management, Inc. and Gary
     T. McIlroy -- incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

10.3* Employment Agreement dated as of June 21, 1996 between Health Risk
     Management, Inc. and Marlene O. Travis -- incorporated by reference to
     Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

10.4* Split Dollar Agreement dated as of June 5, 1991 between Health Risk
     Management, Inc. and Marlene O. Travis and the Amendment to Split Dollar Agreement dated July 28, 1992 between Health Risk Management, Inc. and Marlene O. Travis -- incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

10.5* Employment Agreement dated June 21, 1996 between Health Risk Management,
     Inc. and Thomas P. Clark -- incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

10.6* Split Dollar Agreement dated as of September 1, 1991 between Health Risk
     Management, Inc. and Thomas P. Clark -- incorporated by reference to
     Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

10.7* Health Risk Management, Inc. 1990 Stock Option Plan -- incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (SEC File No. 33-37595).

10.8* Form of Stock Option Agreement to be used pursuant to 1990 Stock Option
     Plan -- incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991 (SEC File No. 0-18902).

10.9* Amended and Restated 1992 Long-Term Incentive Plan--incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 (SEC File No. 0-18902).

10.10* Form of Non-Employee Director Initial/Annual Option Agreement under the
     1992 Long-Term Incentive Plan -incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

10.11* Form of Non-Employee Director Elective Option Agreement under the 1992
     Long-Term Incentive Plan -incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

10.12* Form of Incentive Stock Option Agreement under the 1992 Long-Term
     Incentive Plan -- incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

10.13* Form of Non-Qualified Stock Option Agreement under the 1992 Long-Term
     Incentive Plan -- incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

10.14* Form of Performance Unit Award under the 1992 Long-Term Incentive Plan -- incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

10.15* Deferred Compensation Plan for Directors -- incorporated by reference to
     Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

10.16* Executive Incentive Plan -- incorporated by reference to the description of such Plan as set forth under "Compensation Pursuant to Plans - Executive Incentive Plan" in the Company's Proxy Statement for its 1992 Annual Meeting of Shareholders (SEC File No. 0-18902).

10.17 Lease Agreement dated January 11, 1993 between Thomas L. Koster, Inc., d/b/a/ Realvesco Properties and Health Risk Management, Inc., as amended by First Amendment to Lease Agreement dated January 29, 1993, related to the Company's offices at 5250 Lovers Lane, Portage, Michigan -- incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (SEC File No. 0-18902).

10.18 Second Amendment to Lease dated July 22, 1997 for the Lease Agreement dated January 11, 1993 between Thomas L. Koster, Inc., d/b/a/ Realvesco Properties and Health Risk Management, Inc., related to the Company's offices at 5250 Lovers Lane, Portage, Michigan--incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 (SEC File No. 0-18902).

10.19 Security Agreement dated June 24, 1994 relating to Revolving Credit and Term Loan Agreement of same date -- incorporated by reference to Exhibit
     10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (SEC File No. 0-18902).

10.20 Management Services Agreement dated February 24, 1998, between Pennsylvania HRM, Inc. (a wholly owned subsidiary of Health Risk Management, Inc) and Oxford Health Plans (PA), Inc. - incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 0-18902).

10.21 Health Care Excess Risk Insurance Policy dated April 13, 1998, between Pennsylvania HRM, Inc. (a wholly owned subsidiary of Health Risk Management, Inc) and Kentucky Medical Insurance Company -- incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 0-18902).

10.22 Lease agreement dated May 5, 1998, between MEPC O &I, Inc. and Health Risk Management, Inc. related to the Company's offices at 10900 Hampshire Avenue South, Minneapolis, Minnesota and Amendment of Lease dated September 16, 1998 -- incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 0-18902).

10.23 Amended and Restated Revolving Credit and Term Loan Agreement between Health Risk Management, Inc. and U.S. Bank National Association dated May 1, 1998 - incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 0-18902).

10.24 First Amendment to the Credit Agreement between Health Risk Management, Inc. and U.S. National Bank Association dated January 27, 1999 -- incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (SEC File No. 0-18902).

10.25 Second Amendment to the Credit Agreement between Health Risk Management, Inc. and U.S. National Bank Association dated June 30, 1999.

10.26 Sublease Agreement dated February 10, 1999 between Day & Zimmermann, Inc. and Health Risk Management, Inc. as amended by First Amendment to Sublease dated April 6, 1999, related to the Company's offices at 1818 Market Street, Philadelphia, Pennsylvania.

10.27 Amended and Restated HealthChoices Southeast Agreement between the Commonwealth of Pennsylvania (Department of Public Welfare) and Oxford Health Plans (PA), Inc. dated January 1, 1999.

21.  List of subsidiaries.

23.  Consent of Independent Auditors.

27.1 Financial Data Schedule for the Year ended June 30, 1999 (filed in electronic format only).

- --------------
* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.


(c)      Reports on Form 8-K.

         During the quarter ended June 30, 1999, the Company filed three amendments to its Form 8-K filed February 11, 1999 reporting under Item 2 its acquisition of Oxford Health Plans (PA), Inc.

                         Report of Independent Auditors

Board of Directors and Shareholders
     of Health Risk Management, Inc.

We have audited the accompanying consolidated balance sheets of Health Risk Management, Inc. as of June 30, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Risk Management, Inc. at June 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 of the consolidated financial statements, the Company changed its method of accounting for management service fees during the year ended June 30, 1998.



August 27, 1999

                          HEALTH RISK MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS

                                                                                             June 30,
                                                                                   -------------------------
                                                                                        1999          1998
                                                                                   ----------      ---------
Current assets:
   Cash and cash equivalents                                                       $    9,229      $  20,624
   Accounts receivable-net of allowance for doubtful accounts of $324
     ($265 in 1998)                                                                    23,774         11,019
   Deferred income taxes                                                                1,440            900
   Other                                                                                2,263            837
                                                                                    ---------       --------
     Total current assets                                                              36,706         33,380

Fixed maturity investments at fair value                                                8,406            --
Computer software costs, less accumulated amortization of $19,910 ($17,940 in
   1998)                                                                               26,736         24,284
Property and equipment, less accumulated depreciation of $15,001 ($14,299 in
   1998)                                                                               11,825          8,670
Other assets                                                                            4,896          4,180
                                                                                    ---------       --------
                                                                                   $   88,569      $  70,514
                                                                                    =========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $    3,954      $   2,125
   Medical services payable                                                            21,215         15,452
   Due to reinsurer                                                                       553          --
   Accrued expenses                                                                     6,144          3,596
   Unearned revenues                                                                    5,234          3,708
   Current maturities of notes payable                                                  7,865          4,429
   Current portion of capitalized equipment leases                                        252            596
                                                                                    ---------       --------
     Total current liabilities                                                         45,217         29,906

Deferred income taxes                                                                   2,828          3,776
Long-term portion of notes payable                                                      3,145          2,313
Long-term portion of capitalized equipment leases                                         483            734
Surplus note payable                                                                    2,500           --
Commitments
Shareholders' equity:
   Undesignated shares, $.01 par value, 9,700,000 authorized, none issued
     Series A preferred shares, $.01 par value, 300,000 authorized, none issued Common shares, $.01 par value, 20,000,000 authorized, 4,639,496
     issued and outstanding (4,583,694 in 1998)                                            46             46
   Additional paid-in capital                                                          32,176         31,728
   Retained earnings                                                                    2,382          2,011
   Accumulated other comprehensive loss:
     Net unrealized loss on fixed maturity investments                                   (208)         --
                                                                                    ---------       --------
     Total shareholders' equity                                                        34,396         33,785
                                                                                    ---------       --------
                                                                                   $   88,569      $  70,514
                                                                                    =========       ========

See accompanying notes.

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                     Year Ended June 30,
                                                                           -------------------------------------
                                                                           1999             1998           1997
                                                                           --------      --------       --------
   Revenues:
     Premiums-gross                                                        $144,639      $ 27,457       $   --
     Ceding allowance                                                         2,457          --             --
     Management service fees                                                 48,731        63,395         59,076
     QualityFIRST revenues                                                    4,064         3,648          3,647
     Investment income                                                          969           337            187
                                                                           --------      --------       --------
        Total revenues                                                      200,860        94,837         62,910
     Less ceded premiums                                                     37,821          --             --
                                                                           --------      --------       --------
        Net revenues                                                        163,039        94,837         62,910

   Operating expenses:
      Medical costs, net                                                     90,572        23,625           --
      Cost of services, net                                                  55,441        55,141         44,640
      Selling, marketing and administration, net                             14,049        13,386         14,081
      Oxford transition costs                                                 1,350          --             --
      Interest expense                                                          974           489            535
                                                                           --------      --------       --------
        Total operating expenses                                            162,386        92,641         59,256
                                                                           --------      --------       --------

   Income before income taxes and cumulative
     effect of accounting change                                                653         2,196          3,654
   Income taxes expense                                                         282           868          1,413
                                                                           --------      --------       --------
   Income before cumulative effect
     of accounting change                                                       371         1,328          2,241
   Cumulative effect
     of accounting change, net of
     income tax benefit of $1,342                                              --          (2,371)          --
                                                                           --------      --------       --------

   Net income (loss)                                                       $    371      $ (1,043)      $  2,241
                                                                           ========      ========       ========
   Basic earnings per share:
     Income before cumulative effect
        of accounting change                                               $    .08      $    .29       $    .52
     Cumulative effect of accounting change                                    --            (.52)          --
                                                                           ========      ========       ========
     Net income (loss)                                                     $    .08      $   (.23)      $    .52
                                                                           ========      ========       ========
   Diluted earnings per share:
     Income before cumulative effect
        of accounting change                                               $    .08      $    .29       $    .50
     Cumulative effect of accounting change                                    --            (.51)          --
                                                                           ========      ========       ========
     Net income (loss)                                                     $    .08      $   (.22)      $    .50
                                                                           ========      ========       ========
   Proforma net income and per share amounts assuming the new revenue recognition accounting policy is applied retroactively:
       Net income                                                              --        $  1,328       $    859
       Basic earnings per share                                                --        $    .29       $    .20
       Diluted earnings per share                                              --        $    .29       $    .19
   Weighted average number of shares outstanding:
     Basic                                                                    4,615         4,524          4,291
                                                                           ========      ========       ========
     Diluted                                                                  4,675         4,663          4,458
                                                                           ========      ========       ========

     See accompanying notes.

                          HEALTH RISK MANAGEMENT, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        (in thousands, except share data)



                                                            Common Shares
                                                             Outstanding                        Accumulated
                                                    ------------------------      Additional       Other
                                                    Number of                     Paid-In      Comprehensive     Retained
                                      Total         Shares           Amount       Capital           Loss         Earnings
                                    ---------       ---------      ---------      ---------      ---------       ---------

Balance at June 30, 1996            $  28,474       4,180,476      $      42      $  27,619           --         $     813

Common shares issued                    2,464         200,000              2          2,462           --              --
Options exercised, including
   tax benefit of $120                    865          97,769              1            864           --              --
Net income                              2,241            --             --             --             --             2,241
                                    ---------       ---------      ---------      ---------      ---------       ---------
Balance at June 30, 1997               34,044       4,478,245             45         30,945           --             3,054

Options exercised                         784         105,449              1            783           --              --
Net loss                               (1,043)           --             --             --             --            (1,043)
                                    ---------       ---------      ---------      ---------      ---------       ---------
Balance at June 30, 1998               33,785       4,583,694             46         31,728                          2,011

Options exercised                         306          40,745           --              306           --              --
Common shares issued                      142          15,057           --              142           --              --
Comprehensive income:
   Net income                             371            --             --             --             --               371
   Change in net unrealized
     loss on fixed maturity
     investments                         (208)           --             --             --        $    (208)           --
                                    ---------
    Total comprehensive income            163            --             --             --             --              --
                                    ---------       ---------      ---------      ---------      ---------       ---------
Balance at June 30, 1999            $  34,396       4,639,496      $      46      $  32,176      $    (208)      $   2,382
                                    =========       =========      =========      =========      =========       =========


See accompanying notes.

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         Year Ended June 30,
                                                               --------------------------------------
                                                                 1999           1998           1997
                                                               --------       --------       --------

Cash flows from operating activities:
   Net income (loss)                                           $    371       $ (1,043)      $  2,241
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation                                               3,480          3,199          2,816
       Amortization                                               6,971          5,558          4,830
       Cumulative effect of accounting change                      --            2,371           --
       Provision for deferred income taxes                          262           (489)         1,398
       Changes in operating assets and liabilities:
         Accounts receivable                                     (7,366)        (1,023)        (2,557)
         Other assets                                            (1,530)        (1,360)             7
         Accounts payable                                         1,804            560           (238)
         Medical services payable                                (1,938)        15,452           --
         Due to reinsurer                                           553           --             --
         Accrued expenses                                         2,759            578            382
         Unearned revenues                                        1,526           (118)         1,248
                                                               --------       --------       --------
Net cash provided by operating activities                         6,892         23,685         10,127

Cash flows from investing activities:
   Acquisition of net assets, net of cash acquired               (7,734)          --             (139)
   Purchase of investments                                         (234)          --             --
   Computer software costs                                       (8,696)        (9,057)        (7,396)
   Property and equipment                                        (5,602)        (2,734)        (2,827)
                                                               --------       --------       --------
Net cash used in investing activities                           (22,266)       (11,791)       (10,362)

Cash flows from financing activities:
   Proceeds from notes payable                                    6,000          4,750          1,275
   Principal payments on notes payable                           (1,732)        (1,308)        (1,278)
   Principal payments on capital leases                            (595)          (845)          (999)
   Issuance of common shares                                        306            784          3,239
                                                               --------       --------       --------
Net cash provided by financing activities                         3,979          3,381          2,237
                                                               --------       --------       --------

Increase (decrease) in cash                                     (11,395)        15,275          2,002
Cash and cash equivalents at beginning of year                   20,624          5,349          3,347
                                                               --------       --------       --------

Cash and cash equivalents at end of year                       $  9,229       $ 20,624       $  5,349
                                                               ========       ========       ========



See accompanying notes.

                          HEALTH RISK MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Principles of Consolidation

          The consolidated financial statements include the accounts of Health Risk Management, Inc. and its wholly owned subsidiaries (the Company). All significant intercompany transactions have been eliminated.

     B.   Nature of Operations

          The Company provides management services, which include administrative services and products for integrated health plan management; generates QualityFIRST revenues from the sale of evidence-based clinical decision support software; and operates a wholly-owned health maintenance organization (HMO). Each of the three is treated as a business segment.

          The Company provides its management services, including care management, price control and claim administration, to self-insured employers, unions, government entities, insurance companies, HMO's preferred provider organizations and hospitals throughout the United States.

          QualityFIRST revenues are principally derived from software license and subscription fees for the evidence based clinical decision support software.

          On April 16, 1998, the Company's wholly-owned subsidiary, Pennsylvania HRM, Inc., entered into a five-year contract with Oxford Health Plans
          (PA), Inc. (the Plan). The Plan is a HMO licensed by the Commonwealth of Pennsylvania to offer certain insurance products to covered members as defined in the HealthChoices Physical Health Agreement (HealthChoices agreement) between the Commonwealth of Pennsylvania and the Plan. The Company received a fixed amount per enrolled member per month and certain per case fees to provide administrative services and assumed all the medical cost risk through the date of acquisition of the Plan. On January 27, 1999, the Company acquired the Plan (See Note
          2). Premium revenues result from the Plan's operations from April 16, 1998. The Company continues to assume the medical cost risk through the Plan.

          Plan revenues were seventy-one percent (71%) and twenty-six percent (26%) of total revenues in 1999 and 1998, respectively. In 1998, revenues from a management services client was sixteen percent (16%) of total revenues. In 1997, revenues from two management services clients were seventeen percent (17%) and sixteen percent (16%) of total revenues.

          The markets serviced by the Company are principally domestic.

     C.   Uses of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, the most significant of which relates to incurred but not yet reported claims included in medical services payable, performance bonus accruals included in accounts receivable and the deferred tax asset valuation allowance. Actual results could differ from such estimates.

     D.   Revenue Recognition

          Premiums and management service fees are generally recognized ratably over the contract period. Included in management service fees are estimated amounts for performance bonuses and contract adjustments. These estimates are recognized when reasonably determinable. Adjustments to these estimates are recorded in current operations.

          Contractual relationships with management service clients subject the Company to revenue fluctuations resulting from changes in client employment levels or covered lives, restructuring of benefit plans and price adjustments based on contractual experience and performance bonuses.

     E.   Unearned Revenues

          Unearned revenues represent amounts billed to clients for contract services yet to be performed, QualityFIRST revenues yet to be earned and ceding allowance yet to be earned.

     F.   Computer Software Costs

          The Company capitalizes QualityFIRST(R) computer software costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. The capitalized costs are amortized based on the greater of the amount computed using (a) the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or (b) a straight-line basis over their estimated useful lives, ranging from three to ten years.

          The Company currently capitalizes internal-use software related to its Care Management software and Claim Administration software in a manner consistent with SFAS No. 86. In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position
          (SOP) 98-1 "Accounting for Computer Software Developed For or Obtained For Internal Use" (the SOP) which is effective for the Company beginning on July 1, 1999. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. If the SOP's provisions had been applied in 1999, costs capitalized would have been decreased by approximately $1.9 million in that the capitalization of certain overhead costs would not have been allowed under the SOP.

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

     H.   Income Taxes

          Deferred tax assets and liabilities are determined based on differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     I.   Medical Costs

          Medical costs principally includes the estimated ultimate net cost of all reported and unreported claims incurred during the year. The liability for medical services payable is estimated primarily by the use of cost per contract data and completion factors developed from historical lag patterns. Subsequent to the Company's purchase of the Plan, several issues with respect to claims processing were identified that impaired the credibility of historical claims data to estimate future claim payments. These issues included large claims backlogs, overpayments, and duplicate payments. Management believes that it has initiated operational changes that have resolved these issues. Accordingly, in estimating medical claims payable as of June 30,1999, management has assumed improvements from historical claims trends including a return of certain overpayments from providers. Although management believes that these issues have been resolved, there can be no guarantee that adjustments to historical trends factored into the reserve analyses will be realized.

          Management believes that the liability for medical services payable is adequate. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

     J.   Net Income (Loss) Per Share

          The following table sets forth the computation of basic and diluted earnings per share for the years ended June 30 (in thousands, except per share data)

                                                 1999       1998          1997
                                                 ------    --------       ------
   Numerator:
     Income before cumulative effect of
       accounting change                         $  371    $  1,328       $2,241
     Cumulative effect of accounting change        --        (2,371)        --
                                                 ------    --------       ------
     Net income (loss)                           $  371    $ (1,043)      $2,241
                                                 ======    ========       ======

   Denominator:
     Weighted-average shares-basic                4,615       4,524        4,291
     Effect of dilutive stock options                60         139          167
                                                 ------    --------       ------
     Weighted-average shares-diluted              4,675       4,663        4,458
                                                 ======    ========       ======
   Basic earnings per share:
     Income before cumulative effect of
       accounting change                         $  .08    $    .29       $  .52
     Cumulative effect of accounting change        --          (.52)        --
                                                 ------    --------       ------
     Net income (loss)                           $  .08    $   (.23)      $  .52
                                                 ======    ========       ======

   Diluted earnings per share:
     Income before cumulative effect of
       accounting change                         $  .08    $    .29       $  .50
     Cumulative effect of accounting change        --          (.51)        --
                                                 ------    --------       ------
     Net income (loss)                           $  .08    $   (.22)      $  .50
                                                 ======    ========       ======


     K.   Shareholder Rights Plan

          On April 4, 1997, the Company's Board of Directors established a shareholder rights plan which provides for a dividend distribution of one preferred stock purchase right (a "Right") to be attached to each share of common stock then outstanding or thereafter issued. The Rights are currently not exercisable or transferable apart from the common stock. Each Right entitles the holder to purchase one one-hundredth of a share of Series A Preferred Stock at a price of $50.00 per one one-hundredth of a preferred share, subject to adjustment. The Rights become exercisable if a person or group acquires 15% or more of common stock or announces a tender offer for 15% or more of common stock, subject to certain exceptions. After the Rights become exercisable, each Right entitles the holder (other than the 15% holder) to purchase the Company's common stock having a market value of two times the Right's exercise price. Also, if after a person acquires 15% without Board approval, the Company is acquired in a merger or similar transaction, each right thereafter would entitle a holder (other than the 15% holder) to acquire shares of the acquiring company or an affiliate having a market value of two times the Right's exercise price, subject to certain exceptions. Each Right is redeemable at $.001 at any time up to ten days after a person acquires 15% of the Company's common stock. The Rights expire on April 4, 2007 unless earlier redeemed by the Company.

     L.   Cash and Cash Equivalents

          Short-term investments purchased within three months of their maturities are considered cash equivalents. The Company invests in U.S. government securities and high rated money market funds. The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates its fair value.

     M.   Investments

          The Company has determined that its fixed maturity investments might be sold prior to maturity to support its liquidity requirements. Accordingly, such investments have been classified as available-for-sale and carried at fair value, with net unrealized losses reported as a component of accumulated other comprehensive loss in shareholders' equity. The fair value of fixed maturity investments is based on quotations obtained from brokers for those or similar investments. Gains and losses on sales of investments are recorded as a component of investment income using the specific identification method.

     N.   Reinsurance

          Reinsurance premiums and benefits are accounted for on the basis consistent with that used in accounting for the reinsured policy and the terms of the reinsurance contract.

     O.   Merger Termination

          On March 10, 1997, the Company and HealthPlan Services Corporation
          (HPS) announced that the merger agreement dated September 12, 1996 had been terminated by mutual arrangement and that HPS had purchased 200,000 unregistered shares of common stock from the Company at a price of $2.5 million ($12.50 per share). The consolidated net income for the year ended June 30, 1997 includes a one-time charge of $390,000 in selling, marketing and administration expense ($0.05 per share diluted, net of tax benefit) for the write-off of costs related to the terminated merger agreement with HPS.

     P.   Reclassification

          Certain items in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentations.

2.   ACQUISITION

     On January 27, 1999, the Company completed the acquisition of the Plan for a purchase price of $10,400,000 less an adjustment of $812,500 for accounts receivable and commercial product allocations. The resulting net purchase price of $9,587,500 was settled by cash payments of $7,087,500 and Oxford Health Plan, Inc. (the Parent of the Plan) retaining a $2,500,000 surplus note (the Note). The Note has an interest rate of 8.5% annum. The Note is classified long-term due to the fact that the principal and interest on the
     Note is payable only upon the Plan's receipt of prior approval from the Insurance Commissioner of the Commonwealth of Pennsylvania. Interest of $89,980 was accrued as of June 30, 1999 on the Note. The acquisition was accounted for by the purchase method. Goodwill arising from the transaction of $1,337,000 is being amortized on a straight line basis over 10 years.

     Historically, over 95% of the Plan's revenue was from the HealthChoices agreement. The Plan also sold commercial HMO products. The marketing of commercial products was discontinued in 1998.

     The results of operations for the Plan for the period January 1, 1999 to June 30, 1999 are included in the consolidated statements of operations for the Company.

     Dividends by the Plan to the Company are limited to the Plan's surplus as determined in accordance with accounting practices prescribed or permitted by the Insurance Department of the Commonwealth of Pennsylvania. Statutory surplus was $8,691,000 as of June 30, 1999. The Plan is required to maintain statutory surplus at an amount that is equal to the greater of $1,500,000 or 50% of one month's Medicaid premiums or approximately $5.6 million.

     Unaudited pro forma results of operations, assuming the acquisition had been completed as of July 1, 1997, are as follows (in thousands, except per share data):

                                                               Year Ended
                                                                 June 30
                                                          1999           1998
                                                        --------       --------
     Net revenues                                       $167,600       $204,170
     Income (loss) before cumulative
       effect of accounting change                      $    338       $(18,398)
     Net income (loss)                                  $    338       $(20,769)
     Basic earnings (loss) per share:
       Income (loss) before cumulative effect of
          accounting change                             $    .07       $  (4.07)
       Cumulative effect of accounting  change               --        $   (.52)
                                                        --------       --------
       Net income (loss)                                $    .07       $  (4.59)
                                                        ========       ========
     Diluted earnings (loss) per share:
       Income (loss) before cumulative effect of
          account change                                $    .07       $  (4.07)
       Cumulative effect of accounting change                          $   (.52)
                                                        --------       --------
       Net income (loss)                                $    .07       $  (4.59)
                                                        ========       ========

     The pro forma results of operations reflect the pro forma amortization of goodwill over a ten year period, estimated interest expense related to the borrowing of $4,000,000 to partially finance the acquisition at an interest rate of 8.25%, estimated investment income forgone related to funding the balance of the purchase from operations of $3,087,500 at a yield rate of 4.60%, and the recording of tax benefits on the pro forma adjustments at a 35% tax rate. No impact on the pro forma results has been assumed for the 50% quota share reinsurance agreement entered into effective January 1, 1999 for periods prior to January 1, 1999. The pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the acquisition of the Plan occurred as of July 1, 1997, nor are the results necessarily indicative of future operating results.

3.   ACCOUNTING CHANGE

     Effective July 1, 1997, the Company changed its method of accounting for management service fees from a policy of revenue being generally recognized based on an estimate of the services to be provided over the service period to a policy under which revenue is recognized ratably over the contract period. The change was made because management believes that the new method will provide for consistent accounting methods between its management services and the full risk health plan premiums, is more prevalent in the health management industry, and will reduce the administrative burden.

     The cumulative effect of the change in accounting principles as July 1, 1997resulted in a pre-tax, non-cash charge of $3,713,000 ($2,371,000 after tax benefit of $.52 per share for basic and $.51 per share for diluted). Income before cumulative effect of accounting change and basic and diluted earnings per share for 1998 would have been $1,826,000, $.40 and $.39, respectively, without the accounting change compared to $1,328,000, $.29 and $.29, respectively, with the accounting change.

4.   INVESTMENTS

     The amortized cost and fair value of available-for-sale fixed maturity investments consists of the following at June 30, 1999 (in thousands). The Company held no investments at June 30, 1998.

                                                       Gross         Gross
                                       Amortized    Unrealized    Unrealized         Fair
                                         Cost          Gains         Losses          Value
                                       ---------    ----------    ----------         ------
      U.S. Treasury securities          $5,581          $11          $  198          $5,394
      Corporate bonds                    3,033          --               21           3,012
                                        ======          ===          ======          ======
                                        $8,614          $11          $  219          $8,406
                                        ======          ===          ======          ======

All fixed maturity investments are due within five years as of June 30, 1999. Actual maturities may differ from contractual maturities because the borrowers may have the right to prepay such obligations without prepayment penalties.

There were no sales of fixed maturity investments during 1999.

At June 30, 1999, U.S. Treasury Securities with a book value of $100,000 were on deposit with Commonwealth of Pennsylvania Insurance Department to satisfy regulatory requirements.

The net unrealized loss on fixed maturity investments included in shareholder's equity consists of the following at June 30, 1999 (in thousands):

              Gross unrealized loss on fixed
                 maturity investments                         $ (208)
              Adjustment for net deferred
                 tax benefit, net of valuation allowance          --
                                                              -------
              Net unrealized loss on fixed
                 maturity investments                         $ (208)
                                                              =======

5.   COMPUTER SOFTWARE COSTS

     Computer software costs consist of the following at June 30:

                                                      1999               1998
                                                           (in thousands)
                                                     -------           -------
         Care Management Software
              Cost...............................  $  18,936         $  17,268
              Less accumulated amortization......      7,483             7,391
                                                     -------           -------
              Net book value.....................     11,453             9,877
         Claim Administration Software
              Cost...............................      9,709             8,852
              Less accumulated amortization......      4,302             3,708
                                                     -------           -------
              Net book value.....................      5,407             5,144
         QualityFIRST(R) Software
              Cost...............................     18,001            16,104
              Less accumulated amortization......      8,125             6,841
                                                     -------           -------
              Net book value.....................      9,876             9,263
                                                     -------           -------

         Computer Software Costs.................  $  26,736         $  24,284
                                                      ======            ======


     Amortization of these costs was as follows for the years ended June 30:

                                             1999          1998         1997
                                           --------     --------     --------
                                                      (in thousands)

         Care Management Software........  $  2,603     $  2,214     $  1,791
         Claim Administration Software...       919          795          735
         QualityFIRST(R)Software.........     2,722        2,149        1,617
                                           --------     --------     --------

         Amortization Expense............  $  6,244     $  5,158     $  4,143
                                           ========     ========     ========

         Fully amortized software of $4,274,000 was written off in fiscal year 1999.

6.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at June 30:

                                                            1999         1998
                                                              (in thousands)
                                                          --------     --------
         Owned

         Office equipment, furniture and fixtures.......  $  7,811     $  5,788
         Leasehold improvements.........................     2,248        1,719
         Data processing equipment......................    15,101       10,348
                                                          --------     --------
                                                            25,160       17,855
         Less accumulated depreciation..................    13,763       10,676
                                                          --------     --------

         Net property and equipment owned...............    11,397        7,179
                                                          --------     --------

         Capitalized leases

         Office equipment and furniture.................        --        1,271
         Data processing equipment......................     1,666        3,843
                                                          --------     --------
                                                             1,666        5,114
         Less accumulated depreciation..................     1,238        3,623
                                                          --------     --------

         Net capitalized leases.........................       428        1,491
                                                          --------     --------

         Property and equipment.........................  $ 11,825     $  8,670
                                                          ========     ========

7.   NOTES PAYABLE

     Notes payable consist of the following at June 30:

                                                              1999        1998
                                                            -------     -------
                                                               (in thousands)
         Term loans payable to bank in monthly
         installments of $175,000 plus
         interest at the fixed rate of 7.93%,
         with the last payment due January,
         2002. Secured by accounts receivable,
         equipment, fixtures and general intangibles.       $ 5,245     $ 3,742

         Note payable to bank under revolving credit
         agreement with interest payable monthly at
         the bank's reference rate (7.75% at June 30,
         1999), due January 31, 2000. Secured by
         accounts receivable, equipment, fixtures
         and general intangibles.                             5,765       3,000
                                                            -------     -------
                                                             11,010       6,742
         Less:  Current maturities                            7,865       4,429
                                                            -------     -------
         Long-term portion                                  $ 3,145     $ 2,313
                                                            =======     =======


     The Company's revolving credit agreement includes a $6,000,000 revolving credit facility. The revolving credit agreement terminates on January 31, 2000. The Company had available $235,000 under the revolving credit facility at June 30, 1999.

     The carrying amounts of the Company's borrowings under its term loan and notes payable approximate their fair value.

     Under terms of the revolving credit and term loan agreements, the Company is prohibited from paying dividends on its stock without the bank's consent.

     Scheduled payments by fiscal year under terms of the notes payable will be $7,865,000 in 2000, $2,100,000 in 2001, and $1,045,000 in 2002.

     Total interest paid on notes payable was $797,000, $335,000 and $299,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

8.   REINSURANCE AGREEMENT

     For the period April 16, 1998 to December 31, 1998 the Company maintained a reinsurance contract to control exposure to potential medical losses arising from large risks. To the extent that the reinsurer does not meet its obligations assumed under the reinsurance contract, the Company remains primarily liable. Reinsurance premiums were $1,088,000 in 1999 and $445,000 in 1998 and are included in medical costs, net. Amounts recoverable under terms of this reinsurance contract as of June 30, 1999 were $3,990,000 and are included in accounts receivable on the consolidated balance sheet. There were no amounts recoverable under terms of the reinsurance contract as of June 30, 1998.

     Effective January 1, 1999, the Company entered into a 50% quota-share reinsurance agreement under which the reinsurer has assumed 50% of the Medicaid medical cost risk and certain non-medical expenses in exchange for 50% of the related Medicaid premium. Under this agreement, the Company received a $5,000,000 ceding allowance from the reinsurer. The ceding allowance is being realized in relation to profits ceded to the reinsurer. As of June 30, 1999, the Company realized $2,457,000 of the ceding allowance as a component of net revenue. Amounts ceded under the contract for premiums, medical costs and expenses for the six-months ended June 30, 1999 were $37,821,000, $31,464,000 and $3,569,000 respectively.

     During the first three years of the agreement, the Company may recapture the business ceded, subject to provisions of the agreement. There were no amounts recoverable under terms of this reinsurance contract as of June 30, 1999.

9.   OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

     At June 30, 1999, the Company's 1992 Long-Term Incentive Plan and the 1990 Stock Option Plan ("the Option Plans") permitted the granting of 1,200,000 options to officers, directors and employees. These can be either incentive stock options or non-qualified stock options. Options are generally granted at not less than market value at the date of grant and generally for a five-year period. The options have been granted at prices ranging from $5.250 to $15.50. A total of 85,440 common shares are available for future issuance under the Option Plans at June 30, 1999.

     Transactions related to outstanding options during the last three years are summarized as follows:


                                                                              Weighted
                                                                              Average
                                         Total           Exercisable        Exercise Price
                                       ---------          --------             --------
     Balance at June 30, 1996            533,814           364,865                 8.72
         Granted                         260,550              --                  12.32
         Became exercisable                 --              99,324                 7.41
         Exercised                       (97,769)          (97,769)                9.06
         Expired                         (24,536)          (24,536)                8.85
                                       ---------          --------
      Balance at June 30, 1997           672,059           341,884                10.06
         Granted                         237,600                --                12.61
         Became exercisable                   --           161,523                10.36
         Exercised                      (105,449)         (105,449)                8.89
         Expired                         (77,341)          (71,041)               11.23
                                       ---------          --------
     Balance at June 30, 1998            726,869           326,917                10.72
         Granted                          77,250                --                 9.92
         Became exercisable                   --           184,606                11.57
         Exercised                       (40,745)          (40,745)                7.80
         Expired                         (54,228)          (31,895)               11.34
                                       ---------          --------
     Balance at June 30, 1999            709,146           438,883                10.63
                                       =========          ========


     The following table summarizes information about the stock options at June 30, 1999:

                                         Options Outstanding                        Options Exercisable
                        --------------------------------------------------  --------------------------------
                                             Weighted
                                              Average
                                             Remaining        Weighted                           Weighted
     Range of Exercise                      Contractual        Average                           Average
           Prices            Number        Life in Years    Exercise Price       Number       Exercise Price
     $5.250 - $7.875          109,368          0.68               $7.05          109,368             $7.05
     $8.00                     74,695          1.42                8.00           74,695              8.00
     $9.125 - $9.875           15,750          3.43                9.59            2,250              9.19
     $10.00                    59,750          4.00               10.00           23,247             10.00
     $10.125                   56,050          3.00               10.13           35,717             10.13
     $10.50 - $11.00           63,533          2.70               10.91           60,368             10.90
     $11.25 - $11.75           21,850          1.99               11.45           20,850             11.44
     $12.625                  166,700          3.00               12.09           57,234             12.63
     $12.875 -$15.50          141,450          3.10               13.39           55,154             13.42
                              -------                                             ------
     $5.250 - $15.50          709,146          2.53               10.63          438,883              9.90
                              =======                                            =======

     The number of options scheduled to expire by fiscal year are 111,257 in 2000, 104,939 in 2001, 402,200 in 2002, 79,750 in 2003 and 11,000 in 2004.

     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," to measure compensation cost for employee stock options. Under APB No. 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the years ended June 30, 1999 and 1998: risk-free interest rates ranging from 3.95% to 5.93% in 1999, and from 5.25% to 5.625% in 1998 and from 5.85% to 6.73% in 1997; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .622 in 1999, .577 in 1998 and .513 in 1997 and a weighted average expected life of the option of 3.5 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option's vesting period. Had the compensation cost been determined consistent with SFAS No. 123, on a pro-forma basis, the Company's net income for 1999 would have decreased $540,000 or $.12 per share for basic and diluted earnings per share purposes. For 1998, the net loss would have been increased $282,000. For 1997, net income would have been reduced $324,000. This represents for 1998 and 1997 a $.06 and $.07 per share unfavorable impact for basic and diluted earnings per share purposes, respectively.

     On May 14, 1999, the shareholders approved the Company's 1999 Employee Stock Purchase Plan. The Plan permits employees to purchase stock of the Company at a lower of 85% of the closing price of the Company's common stock as of the commencement date of a plan year or 85% of the closing price of the Company's common stock as of the last date of a plan year. The first plan year begins November 1, 1999. Initially, 60,000 shares of the Company's common stock have been reserved for issuance. Beginning November 1, 2000, and each year thereafter, the shares available for issuance will be increased so that up to 60,000 shares will be available for each plan year. The Plan will terminate on October 31, 2009, unless the Board of Directors extends the term of the plan.

10.  INCOME TAXES

     The components of the provision for income taxes for the three years ended June 30 were as follows:

                                     1999            1998            1997
                                   ------          ------          ------
                                               (in thousands)
     Current:
          Federal                  $ --            $ --            $    5
          State                        20              15              10
     Deferred                         262             853           1,398
                                   ------          ------          ------
                                   $  282          $  868          $1,413
                                   ======          ======          ======

     A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

                                                1999           1998       1997
                                                -----         -----       -----

     Statutory rate                             34.0%         34.0%       34.0%
     State income taxes                          3.6           2.8         2.7
     Non-deductible meals and entertainment
       expenses                                  4.0           1.4          .8
     Other                                       1.6           1.3         1.2
                                               -----         -----       -----
                                                43.2%         39.5%       38.7%
                                               =====         =====       =====

      The components of the deferred income tax liabilities and assets as of June 30 were as follows:

                                                        1999          1998
                                                           (in thousands)
                                                      --------      --------
       Deferred tax liabilities:
            Prepaid expenses                          $     72      $     58
            Other assets                                   330           172
            Computer software costs                      9,483         8,519
            Tax over book depreciation                   1,188         1,016
                                                      --------      --------
                Total deferred tax liabilities          11,073         9,765


       Deferred tax assets:
            Receivables                                    135         1,747
            Accrued expenses                               558           428
            Ceding allowance                               890          --
            Unrealized gain/loss on investments             73          --
            Net operating loss carryforwards            12,704         5,487
                                                      --------      --------
                Total deferred tax assets               14,360         7,662
                Less valuation allowance                (4,675)         (773)
                                                      --------      --------
                Total net deferred tax assets            9,685         6,889
                                                      --------      --------

       Net deferred tax liabilities                   $  1,388      $  2,876
                                                      ========      ========


     At June 30, 1999, the Company had net operating loss (NOL) carryforwards of $35,000,000 for income tax purposes only that expire in years 2000 through 2019. Included in the NOL is $10,400,000 and $2,270,000 related to the estimated net operating carryforward of the Plan and stock options, respectively, and each has a full valuation allowance. The amount of NOL that will expire by year for which a deferred tax asset has been recognized is $283,000 in 2000, $3,802,000 in 2001, $1,664,000 in 2002, $299,000 in
     2003, $1,334,000 in 2004 and $14,948,000 thereafter. The amount of the net operating loss carryforward related to the Plan is subject to the filing of the 1999 consolidated tax return of the Parent of the Plan and the application of the consolidated tax return rules. The amount of the Plan's NOL that the Company will have available each year is further limited by
     Section 382 of the Internal Revenue Code and is estimated to be $488,000 per year. The Plan's NOL will expire in the years 2012 through 2018. The stock options when realized for financial statement purposes will be recorded as additional paid-in capital and not as a reduction in income tax expense. In addition, any Plan NOL's eventually realized would first be used to reduce net goodwill of $1,284,000 at June 30, 1999, and then to reduce income tax expense.

     Total income tax paid for the years ended June 30, 1999, 1998 and 1997 was $23,000, $14,786 and $15,090, respectively.

11.  COMMITMENTS

     The Company leases its office facilities and various equipment under operating and capital leases. Rental expense was approximately $4,507,000, $4,276,000 and $3,564,000 for the years ended June 30, 1999, 1998 and 1997, respectively. The following is a schedule of future minimum rental payments required under operating leases (in thousands): Year ending June 30:

          2000                          $ 3,540
          2001                            3,540
          2002                            2,579
          2003                            2,163
          2004                            2,089
          Thereafter                      8,701
                                        -------
     Total minimum rental payments      $22,612
                                        =======

     In addition to the above amounts, additional rental payments are due under the office facility leases based on the lessor's operating costs.

     The following is a schedule of future minimum lease payments under capital leases (in thousands):

     Years ending June 30:

          2000                          $   303
          2001                              296
          2002                              222
                                        -------
     Total minimum lease payments           821
     Less amount representing interest       86
                                        -------
     Net minimum lease payments             735
     Less current maturities                252
                                        -------
     Long-term portion                  $   483
                                        =======


12.  SAVINGS PLAN

     The Company has a tax deferred savings plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code covering substantially all employees. Under the plan, the Company matches a minimum of 10% of eligible employees' contributions up to 6% of the employee's salary. Employee and employer matching contributions to the plan are remitted to a trustee on a biweekly basis. Company contribution expenses were $567,000, $442,000, and $350,000 for the years ended June 30, 1999,
     1998, and 1997, respectively.

13.  SEGMENT REPORTING

     The Company has adopted SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" in the fiscal year ending June 30, 1999. SFAS No. 131 requires that a company report financial and descriptive information about its operating segments as used by its chief operating decision-maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. See Note 1, Nature of Operations, for information related to the types of products and services from which each reportable segment derives its revenues, geographic information and major customers.

For the year ended June 30, 1999, reportable segment information is as follows (in thousands):

                                                                                   Risk
                                           Management        QualityFIRST          (HMO)
                                          Services Unit          Unit              Unit               Total
                                          -------------      ------------         --------          --------
Revenues from external customers             $ 48,731          $  4,064           $109,275          $162,070
Intersegment revenues(1)                         --               1,330               --               1,330
Investment income(2)                              196              --                  773               969
Interest expense(3)                               714               170                 90               974
Depreciation expense                            3,230               149                101             3,480
Amortization expense                            4,230             2,741               --               6,971
Income (loss) before taxes(4)                   1,608            (1,515)               560               653
Assets(4)                                      46,291            11,033             31,318            88,642
Purchases of property and equipment
and computer software                          10,793             3,586               --              14,379

(1) Intersegment revenues represents amounts charged by the QualityFIRST Unit to the Management Services Unit ($456,000) and the Risk (HMO) unit ($874,000) for use of the QualityFIRST(R) software. The revenue is based upon covered members or employees and is eliminated in consolidation.

(2) Investment income earned on fixed maturity investments is recorded in the Risk (HMO) Unit. All other investment income is recorded in the Management Services Unit.

(3) Interest expense on the surplus note payable is recorded in the Risk (HMO) Unit. The remaining interest expense has been allocated between the Management Services Unit and the QualityFIRST based upon segment assets.

(4) Corporate amounts have been allocated back to the respective business units based upon estimated resource usage. Oxford transition costs of $1,350,000 have been charged to the Risk (HMO) Unit.

For years prior to 1999, the Company was organized as a single segment managed health care services organization. During 1999, the Company reorganized into the three market focused business units noted above.

14.  QUARTERLY FINANCIAL DATA (Unaudited)

     The following table presents certain unaudited quarterly results for fiscal 1999 and 1998 (in thousands, except per share data).

                                                                         Fiscal 1999
                                           First           Second           Third           Fourth
                                          Quarter          Quarter          Quarter         Quarter          Year

Net revenues                            $   48,949       $   45,018      $    33,914      $     35,158       $   163,039
                                        ==========       ==========      ===========      ============       ===========

Net income (loss)                       $      (23)      $   (1,311)     $     1,069      $        636       $       371
                                        ==========       ==========      ===========      ============       ===========

Earnings (loss) per share:

  Basic                                 $     (.01)      $     (.28)     $       .23      $        .14       $       .08
                                        ==========       ==========      ===========      ============       ===========


  Diluted                               $     (.01)      $     (.28)     $       .23      $        .14       $       .08
                                        ==========       ==========      ===========      ============       ===========


                                                                         Fiscal 1998
                                          First           Second           Third            Fourth
                                         Quarter          Quarter          Quarter          Quarter          Year

Net revenues                            $   17,046       $   17,989      $    16,972      $     42,830       $    94,837
                                        ==========       ==========      ===========      ============       ===========

Income (loss) before cumulative
effect of accounting change             $      751       $      787      $        31      $       (241)      $     1,328

Cumulative effect of
accounting change                           (2,371)            --               --                --              (2,371)
                                        ----------       ----------      -----------      ------------       -----------

Net income (loss)                       $   (1,620)      $      787      $        31      $       (241)      $    (1,043)
                                        ==========       ==========      ===========      ============       ===========

Basic earnings per share:

Income (loss) before cumulative
effect of accounting change             $      .17       $      .18      $       .01      $       (.05)      $       .29

Cumulative effect of
accounting change                             (.53)            --               --                --                (.52)
                                        ----------       ----------      -----------      ------------       -----------

Net income (loss)                       $     (.36)      $      .18      $       .01      $       (.05)      $      (.23)
                                        ==========       ==========      ===========      ============       ===========

Diluted earnings per share:

Income (loss) before cumulative
effect of accounting change             $      .16       $      .17      $       .01      $       (.05)      $       .29

Cumulative effect of
accounting change                             (.51)            --               --                --                (.51)
                                        ----------       ----------      -----------      ------------       -----------

Net income (loss)                       $     (.35)      $      .17      $       .01      $       (.05)      $      (.22)
                                        ==========       ==========      ===========      ============       ===========

                                                                     Schedule II

                          HEALTH RISK MANAGEMENT, INC.
                        VALUATION AND QUALIFYING ACCOUNTS


                                               Balance at    Charged to     Charged to                    Balance at
                                               Beginning      Costs and        Other                        End of
                                               of Period      Expenses       Accounts      Deductions       Period

Year ended June 30, 1999:
   Allowance for uncollectible accounts           $265,000       $113,159                    $54,659(1)      $323,500

Year ended June 30, 1998:
   Allowance for uncollectible accounts           $260,000       $113,339                   $108,339(1)      $265,000

Year ended June 30, 1997:
   Allowance for uncollectible accounts           $200,000       $127,014                    $67,014(1)      $260,000

- ----------------
(1)  Uncollectible accounts written off.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          HEALTH RISK MANAGEMENT, INC.

September 28, 1999                            By: /s/ Gary T. McIlroy, M.D.
                                                   Gary T. McIlroy, M.D.
                                                   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 28, 1999           By: /s/ Gary T. McIlroy, M.D.
                                  Gary T. McIlroy, M.D.
                                  Chairman of the Board, Chief Executive Officer and Director (principal executive officer)

September 28, 1999           By: /s/ Marlene Travis
                                  Marlene Travis
                                  President, Secretary, Chief Operating Officer and Director

September 28, 1999           By:/s/ Thomas P. Clark
                                  Thomas P. Clark
                                  Senior Vice President,
                                  Finance and Chief
                                  Financial Officer
                                  (principal financial
                                  officer and principal
                                  accounting officer)

September 28, 1999           By: /s/ Vance Kenneth Travis
                                  Vance Kenneth Travis, Director

September 28, 1999           By: /s/ Gary L. Damkoehler
                                  Gary L. Damkoehler, Director

September 28, 1999           By: /s/ Raymond G. Schultze, M.D.
                                  Raymond G. Schultze, M.D., Director

September 28, 1999           By: /s/ Ronald R. Hahn
                                 Ronald R. Hahn, Director

September 28, 1999           By: /s/ Robert L. Montgomery
                                 Robert L. Montgomery, Director

                                  EXHIBIT INDEX

No.      Description

2.1 Stock Purchase Agreement dated as of October 14, 1998 between Health Risk Management, Inc. and Oxford Health Plans, Inc. - incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed February 11, 1999 (SEC File No. 0-18902).

2.2 Closing Agreement dated as of January 27, 1999 between Health Risk Management, Inc. and Oxford Health Plans, Inc. - incorporated by reference to Exhibit 2.2 to the Company's Form 8-K (SEC File No. 0-18902).

3.1 Amended and Restated Articles of Incorporation, as amended to date -- incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (SEC File No. 0-18902).

3.2 Composite Bylaws of the Company, as of April 21, 1999--incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (SEC File No. 0-18902)

4.1 Specimen form of the Company's Common Share Certificate -- incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (SEC File No. 33-37595).

4.2    Amended and Restated Articles of Incorporation, as amended to date (see
       Exhibit 3.1).

4.3    Composite Bylaws of the Company, as of April 21, 1999 (see Exhibit 3.2).

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

          -- incorporated by reference to Exhibit 1 to the Company's Form 8-A Registration Statement filed April 10, 1997 (SEC File No. 0-18902).


10.1* Employment Agreement dated as of June 20, 1996 between Health Risk Management, Inc. and Dr. Gary T. McIlroy -- incorporated by reference to
       Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

10.2* Split Dollar Agreement dated as of June 5, 1991 between Health Risk Management, Inc. and Dr. Gary T. McIlroy and the Amendment to Split Dollar Agreement dated July 28, 1992 between Health Risk Management, Inc. and Gary T. McIlroy -- incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

10.3* Employment Agreement dated as of June 21, 1996 between Health Risk Management, Inc. and Marlene O. Travis -- incorporated by reference to
       Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

10.4* Split Dollar Agreement dated as of June 5, 1991 between Health Risk Management, Inc. and Marlene O. Travis and the Amendment to Split Dollar Agreement dated July 28, 1992 between Health Risk Management, Inc. and Marlene O. Travis -- incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

10.5* Employment Agreement dated June 21, 1996 between Health Risk Management, Inc. and Thomas P. Clark -- incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

10.6* Split Dollar Agreement dated as of September 1, 1991 between Health Risk Management, Inc. and Thomas P. Clark -- incorporated by reference to
       Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (SEC File No. 0-18902).

10.7* Health Risk Management, Inc. 1990 Stock Option Plan -- incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (SEC File No. 33-37595).

10.8* Form of Stock Option Agreement to be used pursuant to 1990 Stock Option Plan -- incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991 (SEC File No. 0-18902).

10.9* Amended and Restated 1992 Long-Term Incentive Plan--incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 (SEC File No. 0-18902).

10.10* Form of Non-Employee Director Initial/Annual Option Agreement under the
       1992 Long-Term Incentive Plan -incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

10.11* Form of Non-Employee Director Elective Option Agreement under the 1992
       Long-Term Incentive Plan -incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

10.12* Form of Incentive Stock Option Agreement under the 1992 Long-Term
       Incentive Plan -- incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

10.13* Form of Non-Qualified Stock Option Agreement under the 1992 Long-Term
       Incentive Plan -- incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

10.14* Form of Performance Unit Award under the 1992 Long-Term Incentive Plan -- incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

10.15* Deferred Compensation Plan for Directors -- incorporated by reference to
       Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-18902).

10.16* Executive Incentive Plan -- incorporated by reference to the description of such Plan as set forth under "Compensation Pursuant to Plans - Executive Incentive Plan" in the Company's Proxy Statement for its 1992 Annual Meeting of Shareholders (SEC File No. 0-18902).

10.17 Lease Agreement dated January 11, 1993 between Thomas L. Koster, Inc., d/b/a/ Realvesco Properties and Health Risk Management, Inc., as amended by First Amendment to Lease Agreement dated January 29, 1993, related to the Company's offices at 5250 Lovers Lane, Portage, Michigan -- incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (SEC File No. 0-18902).

10.18 Second Amendment to Lease dated July 22, 1997 for the Lease Agreement dated January 11, 1993 between Thomas L. Koster, Inc., d/b/a/ Realvesco Properties and Health Risk Management, Inc., related to the Company's offices at 5250 Lovers Lane, Portage, Michigan--incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 (SEC File No. 0-18902).

10.19 Security Agreement dated June 24, 1994 relating to Revolving Credit and Term Loan Agreement of same date -- incorporated by reference to Exhibit
       10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (SEC File No. 0-18902).

10.20 Management Services Agreement dated February 24, 1998, between Pennsylvania HRM, Inc. (a wholly owned subsidiary of Health Risk Management, Inc) and Oxford Health Plans (PA), Inc. - incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 0-18902).

10.21 Health Care Excess Risk Insurance Policy dated April 13, 1998, between Pennsylvania HRM, Inc. (a wholly owned subsidiary of Health Risk Management, Inc) and Kentucky Medical Insurance Company -- incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 0-18902).

10.22 Lease agreement dated May 5, 1998, between MEPC O &I, Inc. and Health Risk Management, Inc. related to the Company's offices at 10900 Hampshire Avenue South, Minneapolis, Minnesota and Amendment of Lease dated September 16, 1998 -- incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 0-18902).

10.23 Amended and Restated Revolving Credit and Term Loan Agreement between Health Risk Management, Inc. and U.S. Bank National Association dated May 1, 1998 -- incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 0-18902).

10.24 First Amendment to the Credit Agreement between Health Risk Management, Inc. and U.S. National Bank Association dated January 27, 1999 -- incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (SEC File No. 0-18902).

10.25 Second Amendment to the Credit Agreement between Health Risk Management, Inc. and U.S. National Bank Association dated June 30, 1999.

10.26 Sublease Agreement dated February 10, 1999 between Day & Zimmermann, Inc. and Health Risk Management, Inc. as amended by First Amendment to Sublease dated April 6, 1999, related to the Company's offices at 1818 Market Street, Philadelphia, Pennsylvania.

10.27 Amended and Restated HealthChoices Southeast Agreement between the Commonwealth of Pennsylvania (Department of Public Welfare) and Oxford Health Plans (PA), Inc. dated January 1, 1999.

21.    List of subsidiaries.

23.    Consent of Independent Auditors.

27.1 Financial Data Schedule for the Year ended June 30, 1999 (filed in electronic format only).

- --------------
* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.