Form 10-Q
period 1999-09-30
HEALTH RISK MANAGEMENT INC /MN/
filed 1999-11-15
CIK 869486

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

The number of shares of Common Stock par value $.01 per share, outstanding on October 22, 1999 was 4,639,496.

                          HEALTH RISK MANAGEMENT, INC.

                                      INDEX


Part I.    Financial Information                                     Page Number

           Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets -- at September 30, 1999 and
                June 30, 1999..................................................3

           Consolidated Statements of Operations for the three months ended September 30, 1999 and 1998..............................4

           Consolidated Statements of Cash Flows for the three months ended September 30, 1999 and 1998..............................5

           Notes to Consolidated Financial Statements........................6-9

           Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations..............10-13

           Item 3.  Quantitative and Qualitative Disclosures About Market
                Risk..........................................................13


Part II.   Other Information

           Item 1.  Legal Proceedings.........................................14

           Item 4.  Submission of Matters to a Vote of Security Holders.......14

           Item 6.  Exhibits and Reports on Form 8-K..........................14



Signatures....................................................................15

Exhibit Index.................................................................16

PART I. ITEM 1. FINANCIAL INFORMATION

                          HEALTH RISK MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                     ASSETS

                                                                                    September 30,
                                                                                        1999         June 30,
                                                                                     (Unaudited)       1999
                                                                                   ----------------  --------
Current assets:
   Cash and cash equivalents                                                          $  8,214       $  9,229
   Accounts receivable-net of allowance for doubtful accounts of $312
     and $324 at September 30, 1999 and June 30, 1999, respectively                     22,261         23,774
   Deferred income taxes                                                                 1,145          1,440
   Other                                                                                 2,030          2,263
                                                                                      --------       --------
     Total current assets                                                               33,650         36,706

Fixed maturity investments at fair value                                                 6,743          8,406
Computer software costs, less accumulated amortization of $21,571 and $19,910 at
   September 30, 1999 and June 30, 1999, respectively                                   26,391         26,736
Property and equipment, less accumulated depreciation of $15,804 and $15,001 at
   September 30, 1999 and June 30, 1999, respectively                                   11,486         11,825
Other assets                                                                             4,719          4,896
                                                                                      --------       --------
                                                                                      $ 82,989       $ 88,569
                                                                                      ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                   $  3,714       $  3,954
   Medical services payable                                                             18,263         21,215
   Due to reinsurer                                                                        787            553
   Accrued expenses                                                                      4,495          6,144
   Unearned revenues                                                                     3,710          5,234
   Current maturities of notes payable                                                   7,725          7,865
   Current portion of capitalized equipment leases                                         261            252
                                                                                      --------       --------
     Total current liabilities                                                          38,955         45,217

Deferred income taxes                                                                    3,105          2,828
Long-term portion of notes payable                                                       2,620          3,145
Long-term portion of capitalized equipment leases                                          523            483
Surplus note payable                                                                     2,500          2,500
Commitments
Shareholders' equity:
   Undesignated shares, $.01 par value, 9,700,000 authorized, none issued
     Series A preferred shares, $.01 par value, 300,000 authorized, none issued
     Common shares, $.01 par value, 20,000,000 authorized, 4,639,496
     issued and outstanding at September 30, 1999 and June 30, 1999                         46             46
   Additional paid-in capital                                                           32,176         32,176
   Retained earnings                                                                     3,295          2,382
   Accumulated other comprehensive loss:
     Net unrealized loss on fixed maturity investments                                    (231)          (208)
                                                                                      --------       --------
     Total shareholders' equity                                                         35,286         34,396
                                                                                      --------       --------
                                                                                      $ 82,989       $ 88,569
                                                                                      ========       ========

See accompanying notes.

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                          Three Months Ended
                                                             September 30,
                                                       ----------------------
                                                         1999          1998
                                                       --------      --------
   Revenues:
     Premiums-gross                                    $ 40,074      $ 33,711
     Ceding allowance                                     1,161          --
     Management service fees                             12,215        13,901
     QualityFIRST revenues                                1,029         1,088
     Investment income                                      231           249
                                                       --------      --------
        Total revenues                                   54,710        48,949
     Less ceded premiums                                 19,007          --
                                                       --------      --------
        Net revenues                                     35,703        48,949

   Operating expenses:
      Medical costs, net                                 16,605        28,828
      Cost of services, net                              14,212        15,549
      Selling, marketing and administration, net          3,089         3,957
      Oxford transition costs                              --             430
      Interest expense                                      307           183
                                                       --------      --------
        Total operating expenses                         34,213        48,947
                                                       --------      --------

   Income before income taxes                             1,490             2
   Income taxes expense                                     577            25
                                                       --------      --------

   Net income (loss)                                   $    913      $    (23)
                                                       ========      ========

   Net income (loss) per share:
   Basic                                               $    .20      $   (.01)
                                                       ========      ========
   Diluted                                             $    .20      $   (.01)
                                                       ========      ========

   Weighted average number of shares outstanding:
     Basic                                                4,639         4,594
                                                       ========      ========
     Diluted                                              4,666         4,722
                                                       ========      ========


     See accompanying notes.

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Three Months Ended
                                                                     September 30,
                                                                 1999           1998
                                                               --------       --------

Cash flows from operating activities:
   Net income (loss)                                           $    913       $    (23)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Realized gain on investments                                   1           --
       Depreciation                                                 803            823
       Amortization                                               1,854          1,642
       Provision for deferred income taxes                          572             20
       Changes in operating assets and liabilities:
         Accounts receivable                                      1,513         (3,725)
         Other assets                                               218           (850)
         Accounts payable                                          (402)           359
         Medical services payable                                (2,952)         2,702
         Due to reinsurer                                           234           --
         Accrued expenses                                        (1,649)          (628)
         Unearned revenues                                       (1,524)        (1,164)
                                                               --------       --------
Net cash used in operating activities                              (419)          (844)

Cash flows from investing activities:
   Sale of investments                                            1,639           --
   Computer software costs                                       (1,317)        (2,411)
   Property and equipment, net                                     (160)        (1,105)
                                                               --------       --------
Net cash provided by (used in) investing activities                 162         (3,516)

Cash flows from financing activities:
   Principal payments on notes payable                             (665)          (379)
   Principal payments on capital leases                             (93)          (179)
   Issuance of common shares                                       --              174
                                                               --------       --------
Net cash used in financing activities                              (758)          (384)
                                                               --------       --------

Decrease in cash and cash equivalents                            (1,015)        (4,744)
Cash and cash equivalents at beginning of period                  9,229         20,624
                                                               --------       --------

Cash and cash equivalents at end of period                     $  8,214       $ 15,880
                                                               ========       ========



See accompanying notes.

                          HEALTH RISK MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The unaudited interim consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended June 30, 1999. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the June 30, 1999 audited financial statements have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto.

2.       Uses of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, the most significant of which relates to incurred but not yet reported claims included in medical services payable, performance bonus accruals included in accounts receivable, and the tax valuation allowance. Actual results could differ from such estimates.

3.       Computer software costs

                                                    September 30,
                                                        1999        June 30,
                                                     (Unaudited)     1999
                                                       -------      -------
                                                           (in thousands)

Computer software costs consist of the following:

     Care Management Software
         Cost                                          $19,359      $18,936
         Less accumulated amortization                   8,161        7,483
                                                       -------      -------
             Net book value                             11,198       11,453
     Claim Administration Software
         Cost                                            9,873        9,709
         Less accumulated amortization                   4,548        4,302
                                                       -------      -------
             Net book value                              5,325        5,407
     QualityFIRST(R)Software
         Cost                                           18,731       18,001
         Less accumulated amortization                   8,863        8,125
                                                       -------      -------
             Net book value                              9,868        9,876
                                                       -------      -------
     Computer software costs                           $26,391      $26,736
                                                       =======      =======


         Effective July 1, 1999, the Company adopted the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1 "Accounting for Computer Software Developed For or Obtained For Internal Use" (the SOP) for its internal-use software related to its Care Management software and Claim Administration software. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. In connection with such adoption, the Company revised its previous capitalization policy for such software to be in conformance with the SOP and, as a result, capitalized less costs.

4.       Net Income (Loss) Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, (in thousands, except per share data):

                                          1999         1998
                                        -------      -------

Numerator:
  Net income (loss)                     $   913      $   (23)
                                        =======      =======

Denominator:
  Weighted-average shares-basic           4,639        4,594
  Effect of dilutive stock options           27          128
                                        -------      -------
  Weighted-average shares-diluted         4,666        4,722
                                        =======      =======

Net income (loss) per share:
  Basic                                 $   .20      $  (.01)
                                        =======      =======
  Diluted                               $   .20      $  (.01)
                                        =======      =======



5.       Comprehensive Income (Loss)

         The comprehensive income (loss) for the Company for the three months ended September 30, were as follows (in thousands):

                                            1999        1998
                                            -----       -----


Net income (loss)                           $ 913       $ (23)
Change in net unrealized loss on fixed
  maturity investments                        (23)       --
                                            -----       -----
Comprehensive income (loss)                 $ 890       $ (23)
                                            =====       =====

6.       Investments
         The amortized cost and fair value of available for sale fixed maturity investments consisted of the following (in thousands):

                                                 September 30, 1999
                                               Gross         Gross
                               Amortized     Unrealized    Unrealized     Fair
                                 Cost          Gains         Losses       Value
                               ---------     ----------    ----------    ------

U.S. Treasury securities        $4,941        $ --           $  210      $4,731
Corporate bonds                  2,033          --               21       2,012
                                ------        ------         ------      ------
                                $6,875        $ --           $  231      $6,743
                                ======        ======         ======      ======


                                                   June 30, 1999
                                               Gross         Gross
                               Amortized     Unrealized    Unrealized     Fair
                                 Cost          Gains         Losses       Value
                               ---------     ----------    ----------    ------

U.S. Treasury securities        $5,581        $   11         $  198      $5,394
Corporate bonds                  3,033          --               21       3,012
                                ------        ------         ------      ------
                                $8,614        $   11         $  219      $8,406
                                ======        ======         ======      ======

         All fixed maturity investments are due within five years as of September 30, 1999. Actual maturities may differ from contractual maturities because the borrowers may have the right to prepay such obligations without prepayment penalties.

         Gross realized gains of $8,356 and gross realized losses of $6,829 were recognized on the sale of available-for-sale fixed maturity securities in the three months ended September 30, 1999 and are included in investment income. There were no sales of fixed maturity investments during the three months ended September 30, 1998.

         At September 30, 1999 U.S. Treasury Securities with a book value of $100,000 were on deposit with the Commonwealth of Pennsylvania Insurance Department to satisfy regulatory requirements.

         The net unrealized loss on fixed maturity investments included in shareholder's equity consisted of the following (in thousands):

                                               September 30,        June 30,
                                                    1999              1999
                                                    -----             -----
Gross unrealized loss on fixed
   maturity investments                             $(231)            $(208)
Adjustment for net deferred
   tax benefit, net of valuation allowance           --                --
                                                    -----             -----
Net unrealized loss on fixed
   maturity investments                             $(231)            $(208)
                                                    =====             =====

7.       Acquisition/Reinsurance

On January 27, 1999, the Company completed the acquisition of Oxford Health Plans (PA), Inc. (the Plan), a wholly-owned subsidiary of Oxford Health Plans, Inc. In the nine months prior to the acquisition, the Company managed the medical assistance component of the Plan under terms of a contract with Oxford Health Plans, Inc. The Company provided health plan management services and assumed the medical cost risk of the medical assistance recipients in and around Philadelphia, Pennsylvania.

After the acquisition, the Company continued to assume the medical cost risk through the Plan for these Medical Assistance recipients. The acquisition also included a small block of commercial HMO products. As of September 30, 1999, substantially all of the commercial block had discontinued their insurance coverage with the Plan.

Effective January 1, 1999, the Company entered into a 50% quota-share reinsurance agreement under which the reinsurer has assumed 50% of the Medicaid medical cost risk and certain non-medical expenses in exchange for 50% of the related Medicaid premium. Under this agreement, the Company received a $5,000,000 ceding allowance from the reinsurer. The ceding allowance is being realized in relation to profits ceded to the reinsurer. The Company realized $1,161,000 of the ceding allowance as a component of net revenue in the three months ended September 30, 1999. Since the inception of the agreement, $3,618,000 of the $5,000,000 ceding allowance had been realized as of September 30, 1999. Amounts ceded under the contract for premiums, medical costs and expenses for the three months ended September 30, 1999 were $19,007,000, $15,986,000 and $1,739,000, respectively.

During the first three years of the agreement, the Company may recapture the business ceded, subject to provisions of the agreement. There were no amounts recoverable under terms of this reinsurance contract as of September 30, 1999.

8.       Segment Reporting

         For the three months ended September 30, reportable segment information is as follows (in thousands):

                                                                          Risk
                                       Management       QualityFIRST     (HMO)
                1999:                  Services Unit       Unit           Unit         Total
                                       -------------     -----------   --------      --------
Revenues from external customers          $ 12,215      $  1,029       $ 22,228      $ 35,472
Intersegment revenues(1)                     6,481           282           --           6,763
Investment income(2)                            18          --              213           231
Interest expense(3)                            204            49             54           307
Depreciation expense                           720            33             50           803
Amortization expense                         1,111           743           --           1,854
Income (loss) before taxes(4)                  937          (324)           877         1,490
Assets(4)                                   44,966        10,963         27,060        82,989
Purchases of property and equipment
and computer software                        1,094           753           --           1,847

                                                                          Risk
                                       Management       QualityFIRST     (HMO)
                1998:                  Services Unit       Unit           Unit         Total
                                       -------------     -----------   --------      --------
Revenues from external customers         $ 13,901      $  1,088       $ 33,711       $ 48,700
Intersegment revenues(1)                    3,726           392           --            4,118
Investment income(2)                           80          --              169            249
Interest expense(3)                           148            35           --              183
Depreciation expense                          789            34           --              823
Amortization expense                        1,019           623           --            1,642
Income (loss) before taxes(4)                 586          (275)          (309)             2
Assets(4)                                  45,706        10,818         17,206         73,730
Purchases of property and equipment
and computer software                       4,552           990           --            5,542


(1) Intersegment Management Services Unit revenues represent the amounts charged to the Risk (HMO) Unit under terms of an administrative services agreement. The revenue is eliminated in consolidation.

     Intersegment OualityFIRST Unit revenues represents amounts charged by the QualityFIRST Unit to the Management Services Unit ($101,000 and $168,000 for the three months ended September 30, 1999 and 1998, respectively) and the Risk (HMO) unit ($181,000 and $224,000 for the three months ended September 30, 1999 and 1998 respectively) for use of the QualityFIRST(R) software. The revenue is based upon covered members or employees and is eliminated in consolidation.

(2) Investment income earned on fixed maturity investments is recorded in the Risk (HMO) Unit. All other investment income is recorded in the Management Services Unit.

(3) Interest expense on the surplus note payable is recorded in the Risk (HMO) Unit. The remaining interest expense has been allocated between the Management Services Unit and the QualityFIRST unit based upon segment assets.

(4) Corporate amounts have been allocated back to the respective business units based upon estimated resource usage. Oxford transition costs of $430,000 have been charged to the Risk (HMO) unit for the three months ended September 30, 1998.

9.       Reclassification

Certain items in the financial statements for the three months ended September 30, 1998 have been reclassified to conform to the 1999 presentations.

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

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of total revenues for the three months ended September 30, 1998 and 1999 and for the fiscal year ended June 30, 1999.

                                                 Three Months         Year
                                                     Ended            Ended
                                                  September 30,      June 30,
                                                1998       1999       1999

Total revenues                                   100%      100%        100%
                                                ====      ====        ====

Operating expenses:
   Medical costs, net                             86(1)     79(1)       85(1)
   Cost of services, net                          32(2)     40(2)       34(2)
   Selling, marketing and administration, net      8(2)      9(2)        9(2)
   Oxford transition costs                         1(2)      --          1(2)
   Interest expense                                *         1(2)        1(2)
                                                ----      ----        ----
         Total operating expenses                100(2)     96(2)      100(2)
                                                ----      ----        ----
Income before income taxes and cumulative
   effect of accounting change                     *         4           *
Income taxes                                       *         2           *
                                                ----      ----        ----
Net income (loss)                                 (*)        3           *
                                                ====      ====        ====


(1) Computed as a % of HMO premiums, net (gross premiums less ceded premiums).

(2) Computed as a % of net revenues.

*    Less than 1% on a rounded basis


Total Revenues: Total revenues increased $5,761,000 (12%) from first quarter 1999 to fiscal 2000 (from $48,949,000 to $54,710,000). The increase in revenues is primarily attributable to increased revenues from the HMO operations and realization of $1,161,000 of the ceding allowance (see Note 7 of the unaudited financial statements) offset by lower revenues from management service fees. Management service fees were impacted by a net of decreases in the number of covered participants enrolled in the Company's management services as a result of an HMO that terminated services on September 30, 1998.

Following is a breakout of revenue:
                                            Three Months Ended
                                               September 30,
                                       1998                1999

Premiums - gross                    $ 33,711,000      $ 40,074,000
 Ceding allowance                              0         1,161,000
 Management service fees              13,901,000        12,215,000
QualityFIRST revenues                  1,088,000         1,029,000
Investment income                        249,000           231,000
                                    ------------      ------------
       Total revenues                 48,949,000        54,710,000
 Less ceded premiums                           0       (19,007,000)
                                    ------------      ------------
       Net revenues                 $ 48,949,000      $ 35,703,000
                                    ============      ============

The premiums-gross increased 19% or $6,363,000, from the first quarter of fiscal 1999 to fiscal 2000 (increasing from $33,711,000 to $40,074,000). Revenues from the HMO operations increased as a result of membership category changes and rate adjustments effective January 1999. Total revenues include the ceding allowance and net revenues reflect the premiums that are ceded under the reinsurance agreement that was entered into in January 1999 (see Note 7 of the unaudited financial statements).

Revenues from management services decreased 12% or $1,686,000, from the first quarter of fiscal 1999 to fiscal 2000 (decreasing from $13,901,000 to $12,215,000) mainly the result of the decrease in the number of covered participants enrolled in the Company's management services related to an HMO that terminated services on September 30, 1998 and other clients who terminated services.

Revenues from QualityFIRST(R) decreased 5% or $59,000, from the first quarter of fiscal 1999 to fiscal 2000 (decreasing from $1,088,000 to $1,029,000). The decrease was the result of fewer implementations of the QualityFIRST(R) computer-based clinical decision support systems during the quarter and does not include sales announced in the quarter, but implemented in a subsequent quarter.

Investment income decreased 7% or $18,000 from the first quarter of fiscal 1999 to fiscal 2000 (decreasing from $249,000 to $231,000). This decrease is the result of a slightly lower level of invested assets in fiscal 2000 as compared to fiscal 1999.

Medical Costs, Net: Medical costs, net of amounts ceded, for the HMO decreased 42% or $12,223,000 from the first quarter of fiscal 1999 to fiscal 2000 (from $28,828,000 to $16,605,000) mainly due to the 50% quota-share reinsurance agreement that began January 1, 1999. As a percentage of HMO premiums, net medical costs were 85.5% in the first quarter of fiscal 1999 and 78.8% in the first quarter of fiscal 2000. Excluding the impact of the discontinued commercial line of business, the Medicaid net medical costs were 85.5% in the first quarter of fiscal 1999 and 86.5% in the first quarter of fiscal 2000. The increase in fiscal 2000 was the result of the estimated medical costs increasing slightly faster than increases in the Medicaid premiums, specifically as related to pharmacy and inpatient costs.

Cost of Services, Net: Cost of services, net of amounts ceded, decreased 9% or $1,337,000 from the first quarter of fiscal 1999 to fiscal 2000 (from $15,549,000 to $14,212,000). The decrease was primarily due to decreased payroll and expenses related to the delivery of service to the HMO that terminated services on September 30, 1998. As a percentage of net revenues, the cost of service, net of amounts ceded, was 32% in the first quarter of fiscal 1999 and 40% in first quarter of fiscal 2000. This percentage was the result of lower net revenues in the first quarter of fiscal 2000 as a result of the premiums ceded under the reinsurance agreement that was entered into January 1999.

Selling, Marketing and Administration, Net: Selling, marketing and administration, net of amounts ceded, decreased 22% or $868,000, from the first quarter of fiscal 1999 to fiscal 2000 (from $3,957,000 to $3,089,000). The decreases were due primarily to HMO administration expenses ceded under the reinsurance agreement that was entered into in January 1999. As a percentage of net revenues, selling, marketing and administration, net was 8% in the first quarter of fiscal 1999 and 9% in first quarter of fiscal 2000. This percentage was the result of lower net revenues in the first quarter of fiscal 2000 as a result of the premiums ceded under the reinsurance agreement that was entered into in January 1999.

Oxford Transition Costs : The Company incurred transition costs related to the purchase of Oxford Health Plans (PA), Inc. of approximately $430,000 in the quarter ended September 30, 1998 , due to increased operational costs for HMO related activities without a corresponding increase in the management service fees.

Interest Expense: Interest expense increased 68% or $124,000 from the first quarter of fiscal 1999 to fiscal 2000 (from $183,000 to $307,000), and increased as a percentage of net revenue from 0.4% to 0.9%. Interest expense was impacted in fiscal 2000 by the additional loans which were obtained in fiscal 1999 to acquire the HMO.

Income Taxes: Income taxes increased in the first quarter of fiscal 2000 from fiscal 1999 by $552,000, or 2,208% (from $25,000 to $577,000), mainly due to the increase in the level of income before income taxes. It is expected that the 2000 fiscal year effective tax rate will approximate the 39% rate of fiscal 1999.

Liquidity and Capital Resources

The Company's cash used in operations was $419,000 and $844,000 for the first quarter of fiscal 2000 and 1999, respectively. Cash flow used in operations exceeded net income in the first quarter of fiscal 2000 due to increased payments of medical services payable, payments of accrued expenses and the recognition of the ceding allowance. Cash flow used in operations exceeded the net loss in the first quarter of fiscal 1999 due to an increase in accounts receivable.

Cash has been used to invest in software and program enhancements ($1,317,000 and $2,411,000 in the first quarter of fiscal 2000 and fiscal 1999, respectively). The Company also acquired property and equipment of $160,000 and $1,105,000 in the first quarter of fiscal 2000 and fiscal 1999, respectively. Cash of $1,639,000 was generated in the first quarter of fiscal 2000 through the sale of a fixed maturity investment. This cash was made available to process medical services payable. HRM expects to continue to acquire property and equipment and enhance software and products at this quarter's level in fiscal year 2000.

HRM also used approximately $758,000 and $558,000 in the first quarter of fiscal 2000 and fiscal 1999, respectively, to repay principal on notes payable and capital leases. The Company received cash proceeds of $174,000 in the first quarter of fiscal 1999 from stock option exercises for common stock by current or former employees and directors.

The Company had a working capital deficit of $5,305,000 at September 30, 1999 compared to a working capital deficit of $8,511,000 at June 30, 1999. The medical services payables reduces working capital by $18,263,000 and $21,215,000 at September 30, 1999 and June 30, 1999, respectively. The Company has fixed maturity investments of $6,743,000 available at September 30, 1999 to be used to pay medical services payables, if the need arises.

The Company has a net operating loss carryforward of approximately $35,000,000 for income tax purposes at June 30, 1999, which can be used to reduce taxable income and cash flow necessary to pay taxes.

The Company believes that its cash and expected cash flow from operations, together with credit facilities which the Company has obtained, will be sufficient to finance the Company's anticipated normal expansion in fiscal 2000. The Company has a term loan and revolving loan (principal balance of $4,725,000 and $5,625,000, respectively, as of September 30, 1999) with its bank and a revolving credit facility expiring January 31, 2000, under which the Company has $375,000 available under the facility. Subsequent to September 30, 1999, the Company received a commitment from its bank to convert $3,000,000 of the $6,000,000 revolving loan to a term loan, to reduce the revolving credit facility to $3,000,000 and to extend the term of the revolving credit facility to January 30, 2001. The revolving credit and term loan are secured by liens on the assets of the Company.

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

In Phase 1 of the Year 2000 Project, the Company completed a general inventory of its work environment. The inventory included system hardware, system software, utilities (phone, electric, etc.), as well as additional facility components. The Project Team has completed its inventory of mission critical components.

During Phase 2 of the Company's Year 2000 Project, the Year 2000 Project Team provided initial size estimates for the scope of each mission critical system component that was identified, and developed a strategy for achieving compliance for each of these components. In addition, the Year 2000 Project Team developed a communication plan for internal and external communications regarding the year 2000.

All mission critical components of Phases 3 and 4 have been completed. As of June 30, 1999, the Company had completed the majority of the remediation of its mission critical applications. Remediation of the Claims System, implementation of the remediated Claims System, and future-date testing on Claims System were completed as of July 1999. The remediation of the critical elements of the Care Management System was completed in July 1999. The future-date testing on this system was completed in October 1999.

The Company's Year 2000 Project Team is currently in Phase 5, maintenance of Year 2000 integrity of all of the Company's mission critical components, including the Company's QualityFIRST(R) product. The Company's QualityFIRST(R) product is Year 2000 ready in that it processes four-digit year dates, in accordance with the Software Release Note delivered to customers.

The Company continues to review year 2000 information of critical vendors, including phone service and utilities, to determine the impact of their year 2000 readiness on the Company's business and to request additional year 2000 information. The majority of the Company's Year 2000 Project activities, including contingency planning, have been completed as of October 31, 1999. Nevertheless, because of the unique nature of the year 2000 issue, there will be some contingency planning and ongoing maintenance activities that will continue into the year 2000.

Year 2000 Project Costs

Costs of the Company's Year 2000 Project through June 30, 1999 were approximately $1.1 million. An additional $.2 million was incurred in the quarter ended September 30, 1999. An additional $.3 million is expected to be incurred during fiscal year 2000. The costs associated with the Year 2000 Project have been and will be expensed as incurred.

Year 2000 Risks

The Company is reliant on technology and outside vendors to deliver its services. While the Company may have more than one vendor to provide a specific service to the Company, for those services for which the Company does not have more than one vendor, the Company does not intend to hire backup vendors. There could be a material adverse effect on the Company if there is a failure by the Company, or a third party dealing with the Company, to be year 2000 ready with respect to such things as: (1) a mission critical computer system or software application; (2) facilities and equipment; or (3) the ability to provide necessary services or products. Possible consequences of such a failure include temporary disruption of the Company's ability to deliver services to its clients. The scope and length of time of such a disruption will depend upon the particular circumstances.

The Company's Year 2000 Project plans are subject to change and are necessarily dependent upon management business decisions and other factors, both internal and external, and the Company is making adjustments to its Year 2000 Project as it deems necessary. The information contained in this statement is based on management's best estimates. There can be no guarantee that these estimates will be achieved, or that third parties on which the Company relies, or that the Company itself, will be year 2000 ready. The results of the Year 2000 Project could differ materially from those anticipated based on factors such as: the impact of the Company's external relationships including the year 2000 readiness of the Company's business partners, including its key vendors, its customers, and its customers' key vendors; the availability and cost of personnel trained in this area; and the ability to identify relevant computer codes.

Year 2000 Contingency Plans

In June 1999, the Company began to focus on contingency planning efforts. The Company will be using contingency plans already in place relating to back-up of information systems, as well as some business operations. The Company has developed additional and/or supplemental contingency plans where necessary. As of October 31, 1999, contingency plans have been developed for the Company's significant business processes. Ongoing contingency planning activities will continue into the year 2000.

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

ITEM 3.
Quantitative and Qualitative Disclosure About Market Risk
There have been no material changes in the Company's interest rate market risk disclosures since June 30, 1999. For further information, refer to Item 7A in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 27 -- Financial Data Schedule (filed in electronic format only)

         (b) During the three months ended September 30, 1999, there was no report filed on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Health Risk Management, Inc.



Dated:  November __, 1999                By:    /s/Gary T. McIlroy
                                             Gary T. McIlroy, M.D.
                                             Chief Executive Officer



Dated:  November __, 1999                By:     /s/Thomas P. Clark
                                             Thomas P. Clark
                                             Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  EXHIBIT INDEX

                                       to

                                    FORM 10-Q
                      For Quarter Ended September 39, 1999


                          HEALTH RISK MANAGEMENT, INC.

                             (SEC File No. 0-18902)







Exhibit
Number            Exhibit Description

27                Financial Data Schedule (filed in electronic format only)