Form 10-K405
period 1999-12-31
HEALTH RISK MANAGEMENT INC /MN/
filed 2000-04-13
CIK 869486

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from July 1, 1999 to December 31, 1999

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


Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 22, 2000 was approximately $28,000,000 based upon the closing sale price of the Registrant's Common Stock on such date.

Shares of $.01 par value Common Stock outstanding at March 22, 2000:
                               4,661,801 shares.

                       Documents Incorporated by Reference

                                      NONE

                                     PART I

Item 1.  Business.

(a)  General Development of Business.

     Unless the context otherwise requires, references in this Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 to "HRM" and the "Company" refer to Health Risk Management, Inc., and its wholly owned domestic subsidiaries, HRM Claim Management, Inc., Institute for Healthcare Quality, Inc., Health Benefit Reinsurance, Inc., Pennsylvania HRM, Inc., HRM Health Plans (PA), Inc. and its wholly owned subsidiary, Pennsylvania HealthMATE, Inc., and HRM's Canadian subsidiary, Health Resource Management LTD. HRM was incorporated in Minnesota in 1977.

     The Company changed its fiscal year end from June 30 to December 31, effective December 31, 1999. This report is HRM's Transition Report on Form 10-K for the period July 1, 1999, through December 31, 1999.

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

     During the fiscal ended June 30, 1999, we realigned these products and services into three market-focused business units, which focus on the specific needs of our three major businesses. This was also done so we can manage more efficiently the specific segments within each market that have the highest profit potential. During this six month transition period ended December 31, 1999, we continued to realign our products and services into three market-focused business units. One of the goals of this realignment is to facilitate efficient management of the specific segments within each market that have the highest profit potential. This report highlights the products, services, programs and financials of the three business units. The three business units are the Risk Business Unit, the Service Business Unit and the QualityFIRST Business Unit.

     Subsequent to the six month transition period ended December 31, 1999, our Board of Directors authorized management in each business unit to initiate new Internet-based businesses that will take full advantage of cost saving, access and other benefits as well as the profit potential of Internet-based products and services. These initiatives will be briefly addressed below. This was the next step in the fulfillment of the business strategy we announced in the fiscal year ended June 30, 1999, Annual Report on Form 10-K.

     1. Risk Business Unit. This unit produces larger revenues than any of the other units because the revenue reflects the full risk of the benefits provided by the health plan, including the cost of services, administrative costs and profits. This unit accounted for 0%, 29%, and 73% of the Company's total revenue for fiscal years 1997, 1998 and 1999, respectively. This unit accounted for 76% of the Company's total revenue for the six month transition period ended December 31, 1999. Its revenue is derived primarily from monthly payments received from state agencies. Operating expenses from this unit are listed as Medical costs, net, the cost of service, and administrative expense related to the health plan. Medical costs, net of ceded amounts, refer to the cost of providing medical services to health plan members. This unit's market is managed care organizations that are underperforming; that is, they are operating at a loss, or they are not able to manage their medical loss ratio, but provide a premium rate that supports the medical costs, cost of service expense, administrative expense and profit potential.

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

          In February 1998, we signed, through our wholly-owned subsidiary, Pennsylvania HRM, Inc., our first full-risk, total health plan management contract with Oxford Health Plans (PA), Inc., Philadelphia, (Oxford) an approximately 60,000-member Medicaid HMO. Under the terms of the agreement, beginning April 16, 1998, we provided health plan management services and assumption of the medical cost risk under the HealthChoices Physical Health Agreement between the Commonwealth of Pennsylvania and Oxford. On January 27, 1999, we purchased the health plan, which today operates under the name OakTreeHealth Plan(TM). See
          Note 8 to the Consolidated Financial Statements and Current Report on Form 8-K filed February 11, 1999, for further information concerning our purchase of the health plan.

          During the six month transition period ended December 31, 1999, the risk business unit concentrated its marketing efforts on health maintenance organizations (HMOs), especially Medicaid HMOs. In December, efforts were initiated by HRM Health Plans (PA), Inc. to investigate the acquisition of Pennsylvania HealthMATE, an approximately 18,000-voluntary member Integrated Delivery System serving the Medicaid population in central Pennsylvania. In January 2000, HRM Health Plans (PA) finalized the acquisition of Pennsylvania HealthMATE.

     2. Service Business Unit. This unit, known under the brand name HRM(R) CarePASS(R) USA, is HRM's second highest revenue generating business unit, accounting for 94%, 67% and 24% of the Company's total revenue for fiscal years 1997, 1998 and 1999, respectively. The unit accounted for 21% of the Company's total revenue for the six month transition period ended December 31, 1999. This unit's revenue, in the form of management service fees, is usually based on either the number of members covered by the particular benefit plan or on a fee per transaction basis. Operating expenses for this unit are included in cost of services.

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

          A brief discussion of recent business developments, including those related to the Internet, can be found in the narrative description of the business sections below.

     3. QualityFIRST Business Unit. This unit's revenue is included in QualityFIRST revenues, and accounted for 6%, 4% and 2% of the Company's revenues for fiscal years 1997, 1998 and 1999, respectively. This unit's revenue accounted for 2% of the Company's revenues for the six month transition period ended December 31, 1999. Revenues are primarily in the form of software license, subscription and related fees. During the six month transition period ended December 31, 1999, we continued efforts to re-focus what had been mainly a health care practice guideline software product into an enterprise-wide financial, liability and clinical management system to be used by managed care organizations in managing their medical loss ratio. We also intensified efforts to re-brand the product series as QualityFIRST(R) Evidence-based Solutions for Effective Medical ManagamentSM. . We also added separate medical information, continuing medical education and medical education core curriculum components. The primary focus during the transition period was the Internet. We devoted significant efforts to developing comprehensive additional strategies and prototypes for Internet applications.

          Among other services, QualityFIRST(R) delivers scientific, evidence-based medical and financial risk management solutions to help health plans and providers deliver quality care for members, maintain control over medical loss ratios and minimize exposure to liability risk.

          A brief discussion of recent business developments, including those related to the Internet, can be found in the narrative description of business section below.

(b)  Financial Information about Industry Segments.

     The Company is engaged at the present time in three industry segments, namely health insurance and medical service plans (Risk Business Unit), health care management services (Service Business Unit) and medical information software systems and services (QualityFIRST Business Unit). Financial information concerning the Company's business units is included in Items 6,7,8 and 14.

(c)  Narrative Description of Business.

     (1)  Products.

          HRM's products and services are developed, packaged, managed, sold and operated by one of our three main business units, which allows us to focus our attention on the high revenue components and the specific needs of each of our three primary markets: the at-risk health plan market; the self-insured/indemnity service market; and the QualityFIRST provider market. Products and services are assigned to a business unit based on the specific needs of the market being served.

          Risk Business Unit Marketplace: Health Plans At Risk

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

          In January 1999, the unit undertook the ownership and management of an approximately 60,000- member Medicaid HMO in Philadelphia (formerly known as Oxford Health Plans (PA), Inc.) and that today is known as OakTree Health Plan(TM) (the Plan). HRM had been managing the Plan since April 1998. In January 2000, HRM Health Plans (PA) completed its acquisition of Pennsylvania HealthMATE, an approximately 18,000-member Medicaid Integrated Delivery System in central Pennsylvania. Our objective with these two plans - and others the Company expects to manage and/or acquire in the future -- is to improve the delivery of medical care services for members and to reduce the plans' medical loss ratio through improved operational efficiency and effectiveness. To accomplish this, we employ virtually all of HRM's health care management, provider contracting and claim administration products and services together with management expertise gained during 23years of hands on administration. This business unit plans to expand its management and/or ownership of similar HMO organizations with various financial or reinsurance arrangements.

          In addition, as the other business units establish services and products on the Internet, the Risk Business Unit will take full advantage of these developments and enjoy significant cost savings and enhanced access to a wide array of services and products.

          Service Business Unit Marketplace: Self Insured/Indemnity

          Although the self-insured/indemnity marketplace is the focus of the Service Business Unit, the unit also provides care management, claim administration and other management services to managed care organizations on a selected basis. During the year, the Service Business Unit focused sales efforts toward only large employers (more than 1,000 employees) and insurance plans, which represented a shift in marketing strategy away from smaller organizations. Because this market had been the exclusive focus of HRM for most of its history, most of our client base falls within this business unit. The client base is nationwide, with clients' employees or members located in nearly every state.

          During the six month transition period ended December 31, 1999, this unit also continued the process of repackaging and bundling its many separate services into essentially one total health plan management product. This product includes everything a self-insured employer or an insurance company with a health insurance plan needs if it is to offer a health plan to employees/members. This product is sold on a fixed monthly fee per covered employee based on expected transaction volume or on a per transaction or case basis. Components of this product include care management for acute and chronic medical, surgical and behavioral health cases; complete claim administration services, including reinsurance products when requested and pharmacy management (provided through subcontractors); and provider network management (usually through an affiliated preferred provider network).

          Also during this six month transition period ended December 31, 1999, the unit adopted a long-term strategy to enhance patient empowerment in matters pertaining to their own health care by increasing their access to accredited, evidence-based health care education resources. Tied to this strategy are significant efforts to increase customer loyalty through the use of long-term pricing incentives and risk-sharing incentives. A key development that will facilitate these incentives are the large operational cost savings the unit is beginning to accrue through the addition of processing technology.

          This technology, a combination of Internet-based data and sophisticated phone services, plus the internal integration of service expertise, will reduce the number of points of contact for patients and providers so that eventually there will be a single point of contact for all callers, which will result in improved service at lower cost. New call center technology already is using skills-based routing for incoming phone calls. This system is aimed at improving employee productivity, reducing training costs and serving the customer better and more economically.

          On the claim administration side, new scanning and optical character recognition technology for entering paper claims into our electronic claim adjudication system will contribute significant savings to our claim processing service and greatly increase claim accuracy and claim turnaround time. All data entry already has been centralized to the Minneapolis unit, and we expect to eliminate all external vendors who key-in paper claims.

          A significant accomplishment during the six month transition period has been the centralization of provider file management into one location. Provider data from all of our satellite offices are now housed centrally. This greatly simplifies provider data management, which is improving service for our customers and reducing data access costs.

          During the six month transition period ended December 31, 1999, the business unit began developing plans to create a new web-based application service provider (ASP) to enhance business to business services, provide significant savings and improve the overall business practice of health plans and providers alike. Eventually the Service and Risk Business Units could carry out all of its operations processes through the ASP. Also, the QualityFIRST Business Unit's institutional license clients, such as HMOs, could perform their utilization management, claim administration and other business management operations through the ASP. Initial services could possibly include: Provider Programs such as eligibility verification, benefit plan coverages, medical decision support, utilization management tools, network management, case specific ancillary services, claim adjudication; case tracking, practice profiling, provision of patient-requested patient education materials on a request and push basis; Patient Programs such as web-access to health care information, information about ancillary services, chat lines, patient questions for their physician, differential diagnoses, provider evaluations, appointment scheduling; Health Plan Sponsor Programs such as sponsor-specific web page; single point of contact for all patient information management; web-based reporting tools including financial, operational, case mix trends (plan vs. industry, etc.); pricing incentives and risk-sharing opportunities; web-based enrollment, eligibility, provider directories, claim status.

               Typical Service Business Unit Case Example
               In a typical case managed by this business unit as of December 31, 1999, a plan participant or the participant's physician must call a toll-free telephone number prior to commencement of elective medical or surgical treatment, or whenever possible, prior to an emergency admission. This toll-free call can be placed by the plan participant or the participant's physician 24 hours per day, seven days per week, 365 days per year. (The plan participant's physician, other medical provider, hospital, outpatient center, etc. already will have been determined by HRM's Provider Network Services in conjunction with the participant's employer or insurer.) From these calls, our nurses gather information on the participant's medical condition and the attending physician's proposed treatment plan, and then compare these with our QualityFIRST(R) guidelines to determine the validity of the proposed diagnosis and appropriateness of the proposed treatment. In the event of any discrepancies between the proposed diagnosis and treatment and our QualityFIRST(R) guidelines, or at the request of the attending physician (and in all cases involving certain complicated illnesses), these determinations are reviewed by one of our consulting physicians who is available 24 hours a day, seven days per week, 365 days per year, and, in certain instances, by an independent physician (second opinion). A second opinion provides the patient with additional information to enable him or her to make an informed decision before proceeding with a certain treatment. The determination of whether the diagnosis, plan of treatment, and setting for care are medically necessary and appropriate is entered into our computer system to determine health plan reimbursement, to begin the claim administration process, and to communicate the determination to the client's health plan administrator and the patient. Under no circumstances does HRM prohibit the provision of any clinical services. If we do not authorize the payment of the physician's or hospital's fee, the health plan administrator may nonetheless choose to pay such fee. Even if the health plan administrator chooses not to pay such fee, the patient remains free to engage any physician, hospital, or outpatient facility to perform any treatment based upon any diagnosis, at the patient's expense. The participant receives the appropriate treatment from the appropriate practitioner, in the appropriate setting and our claim administration division processes the appropriate claims and pays the appropriate charges for the services that are covered according to the employer's health plan or the participant's health insurance policy. Also, any plan participant is encouraged to use our HRM(R) CareCALL(R) 24-hour health information, assessment, triage and referral phone line, which provides personal health management and promotes illness and injury prevention by educating and empowering the caller to make appropriate decisions about their health, their health care, and the health care resources they use.

          QualityFIRST Business Unit Marketplace: General Public/Managed Care Organizations/Insurance Companies/Provider Organizations

          Managed care organizations, insurance companies, and various provider organizations represent the market for the QualityFIRST Business Unit. This unit is described in (a) above. As noted, during the six month transition period ended December 31, 1999, this unit re-focused its marketing efforts toward offering an integrated, enterprise-wide product aimed at improving not only overall health care consistency and quality, but also the customer's overall bottom line results. This was in contrast to previous marketing efforts aimed at selling the product as a tool to assist in clinical decision-making.

          During the six month transition period ended December 31, 1999, the unit concentrated on development of plans and prototypes to make this product, including its medical content, suitable and attractive for Internet applications aimed at the general public, employees of clients, health plan members of client provider organizations, medical students and physicians. The proposed e-health business could give consumers, physicians and health plan administrators access to reliable, evidence-based, health care information on the Internet to facilitate consistent decision making. Consumers, for example, will learn more about treatment options for their specific conditions. And they likely would be better prepared to discuss their options and choices with their physicians. Users are expected to have access to a patented, logic-based Q&A format that will lead them to quality decisions that are based on medical best practice research. All other aspects of the product, as discussed below, could also be available on the Internet.

          QualityFIRST(R) products currently are offered on a license and subscription fee basis, which allows, for example, HMOs and other managed care organizations, insurance companies, and provider organizations to use our software in their health plan management system. We also have signed numerous joint venture/partnership agreements whereby companies that license operating systems to providers and provider organizations will include our decision support QualityFIRST(R) guidelines on their systems or, as an option, on their systems for a fee.

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

               This integrated system is based on QualityFIRST(R) guidelines, which may also be sold as a stand alone product. The Medical Risk Management System is a clinical decision support software system that uses evidence-based guidelines to evaluate and confirm proposed diagnoses, suggest treatment selection options, identify resource options, and capture decisions for profiling, accountability reporting and outcomes measurement. This information is especially valuable for financial risk and outcomes management, identification of educational needs and for management of the medical loss ratio. The Medical Risk Management System integrates medical and financial management to create a portfolio of risk management solutions.

               The key component of the Medical Risk Management System is the scientific evidence-based QualityFIRST(R) clinical guidelines that provide clinical decision support for evaluating diagnosis, treatment selection and resource use for each episode of care. In addition, the guidelines provide consistent criteria and practice standards against which care quality and related costs can be measured. Physicians working with health plans, health plan medical directors, health care professionals working with physicians, and other providers use these diagnosis-driven guidelines to promote consistency in decision making, to influence quality of care; to promote clinically appropriate decisions concurrently; to promote optimal outcomes; and to allow the practitioner flexibility in care decisions on the basis of individual patient factors.

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

               QualityFIRST Triple WinSM Program. This program was launched during the fiscal year ended June 30, 1999, and is a breakthrough in offering health plans a method of aligning the interests and incentives of all stakeholders in health care: members, providers and health plans. It achieves its goals by using a unique combination of medical management tools and strategies, consulting and education. Success can be measured objectively using QualityFIRST(R) Medical Risk Management System(TM) data. The Triple WinSM Program provides the health plan CEO with a method to assess issues related to managing medical risk, including evaluation of current clinical practices and corrective plan development, implementation and measurement.

               QualityFIRST Triple WinSM Program components include:

               - Clinical decision support using the QualityFIRST(R) Medical Risk Management System(TM)
               -    Alignment of physician compensation and incentive strategies
               - Evidence-based clinical benchmarking using providers' clinical practice results as measured using QualityFIRST(R) data. Comparisons of practice profiles generated using QualityFIRST(R) data help health plan medical directors manage health plan quality and consistency and identify continuing medical education needs.
               - Physician education. HRM, and its subsidiary, the Institute for Healthcare Quality, in conjunction with major medical schools across the U.S. has been co-sponsoring an evidence-based curriculum to introduce the next generation of physicians to evidence-based QualityFIRST(R)interactive, clinical decision support software. Evidence-based medicine is an approach that promotes the application of scientific evidence and research to clinical decision-making at the point of care. A key objective is to provide physicians with the opportunity for hands-on experience with an advanced tool such as QualityFIRST(R). This program re-enforces the value of guideline use. QualityFIRST is installed in 50 medical school programs to provide instruction to medical students and residents on the use of computerized clinical decision support and the use of evidence-based guidelines in medical practice. When used as a component of residency programs, such as the six residencies co-sponsored by HRM and the Minnesota Academy of Family Medicine, and clerkship programs, our guideline curriculum elements prepare students for the use of guidelines when they begin practice. We anticipate that their exposure to our guidelines in school could lead them to select and purchase our guidelines as their system of choice in practice for effective medical management. Currently, we do not directly generate revenue from our CME program, but health plan executives and potential customers recognize the value of this approach, seeing it as a value-added aspect unique to our products and services.


          Internet Strategy Will Change Mode of Product and Service Delivery


          As we noted in summary above, we have announced a significant new business strategy for our products and services that is based on various Internet applications. As previously announced, we have started the process of transforming HRM from a service company centered on information to an information company doing some service functions.

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

     (2)  Status of products in development.

          HRM continually expands its medical and cost databases and medical expertise for self-funded benefit plans, fully insured benefit plans, HMOs, providers, plan members, medical students, workers' compensation and disability insurance programs; refines its QualityFIRST(R) System to address an ever enlarging number of provider organizations and medical conditions; and will continue expanding its software package containing HRM's proprietary QualityFIRST(R) System for license to third parties. HRM also expects to continue to develop programs for management of health care services, medical education programs and costs associated with particular illnesses or conditions. HRM anticipates that, as computer hardware, computer software and telecommunications equipment become more technologically sophisticated, and as Internet applications become feasible, the Company will create new or enhanced software and health care information products using the Company's medical expertise, database systems and technology. HRM will also respond to changes required by health care reform in the nation.


     (3)  Source and Availability of Raw Materials.

          Not applicable.

     (4)  Patents, trademarks, licenses, franchises and concessions.

          The Company has filed patent applications covering its "Health Care Management System" which is an automated, real-time, interactive health care management data processing system for use by hospitals, physicians, insurance companies, health maintenance organizations
          (HMOs) and others in the health care field to serve as a diagnostic, evaluation and utilization tool for health care providers to individuals. The system is implemented on computer hardware and software and is used by the Company in providing health care management services. Two U. S. patent has been issued on a component of the health care management system. Three other applications remain pending.

          HRM claims copyrights to software developed by the Company. In addition HRM has obtained perpetual licenses to use certain software developed by other companies which HRM uses in providing services to its clients. HRM has various safeguards in place, including authorization codes and encryption, to limit access to the Company's databases and operating systems. HRM markets its services and products under a number of trade names and trademarks. The following are principal trademarks or registered trademarks of HRM or its subsidiaries: AutoPILOTTM HRM(R) Evidence-based SolutionsSM, HRM(R) CarePASS(R) USA, HRM(R) CarePASS(R) USA-Your Passport to HealthSM, HRM(R) CareCALLSM, HRM(R)DisabilityCARESM, HRM(R) MEDIATM, HRM(R)QualityBIRTH(R), ReviewPLUS(R), HRM(R) Coordinated Care ManagementSM, HRM(R) Rainbow Plan(R), QualityFIRST(R), QualityFIRST Health Decision ScienceSM, QualityFIRST(R) Medical Risk Management SystemSM, QualityFIRST(R) The Gold Standard for Evidence-based BenchmarkingTM, QualityFIRST(R) Evidence-based Solutions for Effective Medical ManagementSM, QualityFIRST Index: A Benchmark for Measuring Healthcare QualityTM, QualityFIRST Triple WinSM Program, QualityFIRST Quick Reference ManualTM, QualityFIRST Clinical Evidence SummaryTM, QualityFIRST(R) Clinician Reference GuidelinesTM, CarePLUSSM, ReviewPlus(R), Together We Can Make a Healthy Difference(R), Institute for Healthcare Quality(R), IHQ(R)and OakTree Health PlanTM. HRM relies to varying degrees upon its common law rights of trademark ownership, copyrights and registration of its trademarks.

     (5)  Seasonality.

          HRM's revenues have, in recent history, not been seasonal. The acquisitions of Oxford Health Plans (PA), Inc., now named HRM Health Plans (PA), Inc., in January 1999 and Pennsylvania HealthMATE, Inc. in January 2000 have not and are not expected to introduce seasonality into the Company's revenues.

     (6)  Working Capital.

          HRM's working capital requirements are not generally subject to significant fluctuations. In the fiscal year ended June 30, 1999, the use of working capital was required for the purchase of Oxford Health Plans (PA), Inc., now named HRM Health Plans (PA), Inc. The consolidated statements of cash flows indicate the cash flows used in and provided by operations, investing activities and financing activities.

     (7)  Major Customers.

          The Company services a small number of large clients that have accounted for a significant portion of the Company's revenues in prior years. HRM Health Plans (PA), Inc. (f/k/a Oxford Health Plan (PA) Inc.), became a new client in fiscal 1998 and accounted for approximately 29% of total revenues in fiscal 1998 and was acquired in January, 1999 and accounted for 73% of total revenue in fiscal year ended June 30, 1999 and 76% of revenues in the six month transition period ended December 31, 1999 with the majority of the revenue from a contract for Medicaid members with the Commonwealth of Pennsylvania. Keystone Mercy Health Plan (KMHP) accounted for approximately 16% and 17% of total revenues in fiscal 1998 and 1997, respectively. The contract with KMHP terminated September 30, 1998. Columbia/HCA Healthcare Corporation accounted for 16% of total revenues in fiscal 1997.

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

     (10) Competition.

          The health care management industry historically has been highly fragmented and competitive. HRM's principal competitive strengths are its medical and cost databases, QualityFIRST(R) health care practice guidelines and the proprietary software systems. The Company is able to provide clients with a full range of integrated health care management services, focusing not only on improving its quality, but also on reducing the cost of health care.

          The Risk Business Unit competes with other HMOs or health plans in the geographic region where HRM has management risk contracts or ownership in a health plan. This unit competes with HMOs, provider organizations and insurance companies who are significantly larger and possess greater financial resources than the Company.

          The Service Business Unit competes directly with approximately 100 independent utilization review firms as well as approximately 120 insurance carriers, approximately 200 third-party administrators that have established their own utilization review procedures, and a limited number of software vendors. In addition, the Company's care management services compete indirectly with HMOs and several hundred PPOs. Some of the Company's competitors are substantially larger and possess greater financial resources than the Company. The Company, however, believes that the trend toward consolidation of services will continue as employers and insurance companies recognize the convenience of dealing with a single health care management organization.

          The QualityFIRST Business Unit competes with a number of other software companies, but believes that the Company offers the most comprehensive evidence-based medical guidelines content available in the marketplace today.

     (11) Research and development.

          HRM continually enhances its databases and proprietary software systems. Costs capitalized for these enhancements, excluding acquired software, by the Company were $3,146,000 for the six month transition period ended December 31, 1999, $8,696,000 in the fiscal year ended June 30, 1999, $9,057,000 in fiscal 1998 and $7,396,000 in fiscal
          1997.

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

     (13) Employees.

          As of March 2000, the Company employed approximately 900 persons, including approximately 250 physicians, nurses, and other health professionals. The Company uses approximately 150 independent consulting physicians. None of the Company's employees are covered by a collective bargaining agreement.

(d)  Foreign Operations and Export Sales.

     In Canada, health care prices and payments are set and administered by the provincial governments. HRM has marketed all of its managed health care services and software, other than price control services, to employers, insurance companies, hospitals and governmental agencies in Canada through HRM's wholly owned Canadian subsidiary. There was no revenue derived from Canada in the six month transition period ended December 31, 1999, U.S. $46,000 in the fiscal year ended June 30, 1999, U. S. $195,000 in fiscal 1998 and U.S. $325,000 in fiscal 1997. The Company closed its office in Alberta in fiscal 1999.

Item 2.  Properties.

HRM's principal corporate offices consist currently of approximately 142,500 square feet in a building in Minneapolis, MN with a lease expiring in or by 2009, 31,000 square feet in Kalamazoo, MI with a lease expiring in or by 2001, 28,000 square feet in Philadelphia, PA with a lease expiring in or by 2004 and 4,000 square feet in Sacramento, CA with a lease expiring in or by 2000. All of the Company's facilities are used exclusively by the Company for office space or computer operations and are anticipated to be adequate, but will be expanded as business needs require.

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

In an order dated December 21, 1999, the trial court certified three questions to the Minnesota Supreme Court on the grounds that the answers to the questions are dispositive of the case, the relevant statutes are unclear, and there are no controlling appellate decisions pertaining to the questions. In an Order dated January 20, 2000, the Minnesota Supreme Court accepted the questions from the trial court. The parties have submitted briefs to the Minnesota Supreme Court in support of their respective positions, and oral argument before the Court has been scheduled for May 9, 2000.

A dispute over amounts which HRM Health Plans (PA), Inc. (the Plan) allegedly owes a previous provider arose during 1999. The provider, Omnia, Inc., alleges that the Plan failed to perform, and interfered with the provider's contractual obligations. The provider demands $4.7 million in damages, plus interest, and it commenced arbitration proceedings in September, 1999 in Pennsylvania to pursue its claim. The Company believes that the allegations are without merit and in November 1999 filed a counterclaim in the arbitration for amounts in excess of $4.4 million for the provider's failure to perform under terms of the contract. The contract between the Plan and the provider requires that the dispute be settled in arbitration for which a hearing is scheduled in May 2000. The outcome of the arbitration and the impact on the Company's operations is not determinable. The Company intends to defend its position vigorously in this matter.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

a) Health Risk Management, Inc. Common Shares are traded on the Nasdaq National Market under the symbol HRMI. The following table shows the quarterly range of high and low sale prices of the Common Shares on the National Market during the fiscal periods indicated.

                                                            High        Low

         Fiscal year ended June 30, 1998
         First Quarter                                      14.125      11.000
         Second Quarter                                     16.000       9.625
         Third Quarter                                      16.125       8.375
         Fourth Quarter                                     16.375      13.125

         Fiscal year ended June 30, 1999
         First Quarter                                      16.500       8.500
         Second Quarter                                     11.875       5.250
         Third Quarter                                      13.250       6.938
         Fourth Quarter                                     11.250       7.375

         Six month transition period ended December 31, 1999
         First Quarter                                      11.500       6.250
         Second Quarter                                      8.500       5.813

         Fiscal year ending December 31, 2000
         First Quarter                                       8.875       6.000
               Through March 22, 2000

b)   Holders

     As of March 23, 2000, there were approximately 72 holders of record of the Company's Common Stock.

c)   Dividends

     The Company has never paid cash dividends on its Common Shares and has no present intention to pay cash dividends in the foreseeable future. Under the Company's Revolving Credit and Term Loan Agreement with its bank, the Company is prohibited from paying cash dividends on its stock without the bank's consent.

Item 6.  Selected Financial Data.

                          Health Risk Management, Inc.

                      SELECTED CONSOLIDATED FINANCIAL DATA
-------------------------------------------------------------------------------


                                                                                                            Six Months Ended
                                                            Fiscal Year Ended June 30,                         December 31,
                                           --------------------------------------------------------------
                                              1995          1996         1997        1998        1999        1998        1999
                                              ----          ----         ----        ----        ----        ----        ----
                                                       (in thousands, except per share data)              (unaudited)

Revenues:
Premiums- gross                            $      --    $      --     $      --     $27,457    $144,639     $67,175     $78,659
Ceding allowance                                  --           --            --          --       2,457          --       1,423
Management services fees                      47,873       51,454        59,076      63,395      48,731      24,342      22,622
QualityFIRST revenues                          1,429        3,053         3,647       3,648       4,064       2,033       2,062
Investment income                                128          158           187         337         969         417         478
                                           -----------  ---------     ---------   ---------   ---------   ---------   ---------
     Total revenues                           49,430       54,665        62,910      94,837     200,860      93,967     105,244
Less ceded premiums                               --           --            --          --     (37,821)         --     (38,065)
                                           -----------  ---------     ---------   ---------   ---------   ---------   ---------
     Net revenues                             49,430       54,665        62,910      94,837     163,039      93,967      67,179

Operating expenses:
   Medical costs, net                             --           --            --      23,625      90,572      58,194      34,443
   Cost of services, net                      35,834       38,106        44,640      55,141      55,441      28,456      27,997
   Selling, marketing and
     administration, net                      11,458       12,602        14,081      13,386      14,049       7,662       5,931
   Oxford transition costs                        --           --            --          --       1,350       1,350          --
   Interest expense                              759          708           535         489         974        374          611
                                            --------     --------      --------    --------   ----------  ---------   ---------
     Total operating expenses                 48,051       51,416        59,256      92,641     162,386      96,036      68,982
                                            --------     --------      --------    --------   ----------  ---------   ---------

Income (loss)before income taxes and
   cumulative effect of accounting change      1,379        3,249         3,654       2,196         653      (2,069)     (1,803)

Income tax expense (benefit)                     535         1,253        1,413         868         282        (735)       (583)
                                            --------     --------      --------    --------   ----------  ---------   ---------

Income (loss) before cumulative effect
   of accounting change                          844        1,996         2,241       1,328         371      (1,334)     (1,220)

Cumulative effect
   of accounting change, net of
   income tax benefit of $1,342(1)                --           --            --      (2,371)         --          --          --
                                            --------     --------      --------    --------   ----------  ---------   ---------

Net income (loss)                          $     844      $ 1,996       $ 2,241    $ (1,043)     $  371    $ (1,334)  $  (1,220)
                                            ========     ========      ========    ========   ==========  =========   =========

Basic earnings per share(2):
Income (loss) before cumulative effect
   of accounting change                    $     .21      $   .49       $   .52    $    .29      $  .08    $   (.29)  $    (.26)
Cumulative effect of accounting change(1)         --           --            --        (.52)         --          --          --
                                            --------     --------      --------    --------   ----------  ---------   ---------
Net income (loss)                          $     .21      $   .49       $   .52    $   (.23)     $  .08    $   (.29)  $    (.26)
                                            ========     ========      ========    ========   ==========  =========   =========

Diluted earnings per share(2):
Income (loss) before cumulative effect
   of accounting change                    $     .21      $   .47       $   .50    $    .29      $  .08    $   (.29)  $    (.26)
Cumulative effect of accounting change(1)         --           --            --        (.51)         --          --          --
                                            --------     --------      --------    --------   ----------  ---------   ---------
                                           $     .21      $   .47       $   .50    $   (.22)     $  .08    $   (.29)  $    (.26)
                                            ========     ========      ========    ========   ==========  =========   =========
Net income (loss)




Weighted average number of shares outstanding:
   Basic                                       3,947        4,081         4,291       4,524       4,615       4,599       4,640
   Diluted                                     3,982        4,219         4,458       4,663       4,675       4,599       4,640


                                                                                 June 30,                            December 31,
                                                        ------------------------------------------------------------
                                                           1995         1996        1997        1998        1999        1999
                                                           ----         ----        ----        ----        ----        ----
Balance Sheet Data:
Working capital (deficit)                                  $3,763       $5,246      $8,578      $3,474     $(8,511)    $(7,581)
Total assets                                               39,962       44,822      51,723      70,514      88,569      80,837
Current portion of notes payable and capitalized
   equipment Leases                                         1,946        2,427       1,988       5,025       8,117       7,205
Long-term portion of notes payable and capitalized
   Equipment leases                                         5,155        4,550       3,487       3,047       3,628       3,824
Surplus note payable                                           --           --          --          --       2,500       2,500
Shareholders' equity                                       25,101       28,474      34,044      33,785      34,396      33,101

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

(3) Certain items in the 1995, 1996, 1997 and 1998 selected consolidated financial data have been reclassified to conform to the December 31,1999 presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company's revenues consist primarily of Medicaid premiums for providing administrative services while assuming all the medical cost risk, management service fees for health plan management and QualityFIRST revenues for software licenses and subscription fees.

The Company's operating expenses are comprised of medical costs, net (consisting primarily of the net medical costs after the ceded portion of medical services and reinsurance, net of recoveries), its cost of services, net (consisting primarily of net costs after ceded portions of compensation of personnel, including nurses and physicians, telephone expenses, depreciation and amortization, rent, costs related to the Company's computer operations, costs related to customer service, and costs related to development of new services), and selling, marketing and administration expenses, net (consisting primarily of the net costs after ceded portions of sales commissions, advertising, sales account management personnel, bad debts, administration, professional services, insurance, compensation and depreciation). The medical costs, cost of services and selling, marketing and administration expenses are affected to varying degrees by the 50% quota share agreement related to the Medicaid block of business which became effective January 1, 1999 (for further discussion of the 50% quota share agreement, see Note 8 of the audited financial statements).

A significant portion of the Company's revenue is from the Risk Business Unit which owns an HMO serving a Medicaid membership. This business is subject to regulatory risks such as rate setting, reporting, net worth requirements, government agendas and the general health of the membership served. Service utilization for contracted charges payable to providers of care, pharmacies, vendors, etc. are highly variable and as such estimates are used to estimate charges incurred but not yet received. The medical loss for the plan continues to be highly subjective. In the six month transition period ended December 31, 1999, management and the board recorded an additional $2,000,000 medical services payable because it desired to set more conservative best estimate after considering the February 2000 claim payment information together with additional actuarial analysis.

The HMO has estimated receivables from insurance policies for aggregate coverage of excessive medical costs that may result in adjustments in the future. The Company's HMO had a 50% quota share agreement whereby 50% of premiums, investments, medical costs and certain administrative cost are ceded to an insurance company until a certain policy period has passed or a recapture is allowed under the policy. Subsequent to year end, the Company's HMO recaptured the business ceded effective January 2000 for a recapture fee of $300,000 which was accrued at year end.

Accounts receivable at times, may include performance bonus accruals which when billed, may result in amounts greater than the accrual or less than the accrual because considerable time may pass between the accrual of the revenue and the actual billing of the performance bonus. The affected parties then require time to prove up the final calculations.

The Company adopted SOP 98-I on July 1, 1999 which resulted in lowering the amount capitalized for internally developed computer software related to its Care Management (AutoPILOT) and Claim Administration systems by approximately $500,000 per quarter based on the year ended June 30, 1999 analysis. This resulted in additional expense in the periods subsequent to June 30, 1999. Also, with the decision that the Company's Care Management system will be web-based versus web-enabled, the Company shortened the estimated useful life on AutoPILOT from 7 years to 3 years and this resulted in approximately $250,000 additional expenses in the quarter ended December 31, 1999 and each quarter thereafter for these years unless it is impaired or replaced before that time. In addition, no additional software costs will be capitalized related to AutoPILOT.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of total revenues for each of the three years in the periods ended June 30, 1997, 1998 and 1999 and for the six month transition period ended December 31, 1998, and 1999 and compares the percentage change in the dollar amounts of these items for the period indicated.


                                                                               Six Months Ended
                                                                                December 31,
                                                  Year Ended June 30,                           Period to Period Increase (Decrease)
                                                                                                    June 30,   June 30,   December
                                                                                                    1997 vs    1998 vs      31, 1998
                                             1997       1998         1999       1998       1999       1998       1999       vs 1999
                                             ----       ----         ----       ----       ----       ----       ----       -------
                                                                              (unaudited)
Total revenues                                 100%      100%        100%        100%       100%         51%       112%        12%
                                               ===       ===         ====        ====       ====

Operating expenses:
   Medical costs, net                            0%       86%(1)      85%(1)      87%(1)     85%(1)     --%        283%       (41%)
   Cost of services, net                        71(2)     58(2)       34(2)       30(2)      42(2)       24          1         (2)
   Selling, marketing and administration, net   22(2)     14(2)        9(2)        8(2)       9(2)       (5)         5        (23)
   Oxford transition costs                       0         0           1(2)        1(2)       0          --         --       (100)
   Interest expense                              1(2)      0           1(2)        *          1(2)       (9)        99         63
                                               ------    ------      ------      ------     ------    ------     ------     ------
         Total operating expenses               94(2)     98(2)      100(2)      102(2)     103(2)       56         75        (28)
                                               ------    ------      ------      ------     ------    ------     ------     ------
Income (loss) before income taxes and
   cumulative effect of accounting change        6         2            *          (2)        (3)       (40)       (70)        13

Income tax expense (benefit)                     2         1            *          (1)        (1)       (39)       (68)        21
                                               ------    ------      ------      ------     ------    ------     ------     ------
Income (loss) before cumulative effect
   of accounting change                          4         1            *          (1)        (2)       (41)       (72)         9
Cumulative effect of accounting change,
   net of income tax                             0        (2)           0           0          0         --         --         --
                                               ------    ------      ------      ------     ------    ------     ------     ------
Net income (loss)                                4%       (1%)         *%          (1%)      (2)%      (147%)      135%         9%
                                               ======    ======      ======      ======     ======    ======     ======     ======

(1) Computed as a % of HMO premiums, net (gross premiums less ceded premiums).

(2) Computed as a % of net revenues.

*    Less than 1% on a rounded basis

Revenues: Total revenues prior to the reduction for ceded premiums increased $11,277,000 (12%) for the six month period ended December 31, 1999 compared to the same period in 1998 (from $93,967,000 to $105,244,000), increased $106,023,000 (112%) from fiscal 1998 to fiscal 1999 (from $94,837,000 to
$200,860,000) and increased $31,927,000 (51%) from fiscal 1997 to fiscal 1998
(from $62,910,000 to $94,837,000). These increases are primarily attributable to revenues from HMO operations which began April 16, 1998 (see Note 8 of the audited financial statements) offset by lower revenues from management service fees. Management service fees were impacted by a net decrease in the number of covered participants enrolled in the Company's management services related to an HMO that terminated services on September 30, 1998. During the six months ended December 31, 1999, the Service Business Unit's profit was reduced by approximately $1,000,000 due to reduced covered lives mainly attributable to a client that was centralizing its own care management department after acquiring significantly more covered lives. The Company replaced a significant portion of these lives going forward by extending and expanding its contract with Columbia HCA, a client of many years, in January 2000.

Following is a breakout of net revenues:

                                           Year Ended June 30,                Six Months Ended December 31,
                           ----------------------------------------------    -----------------------------------
                                 1997            1998           1999             1998              1999
                                 ----            ----           ----             ----              ----
                                                                              (unaudited)
Premiums - gross           $        --      $  27,457,000   $ 144,639,000    $  67,175,000   $  78,659,000
Ceding allowance                    --               --         2,457,000             --         1,423,000
Management service fees       59,076,000       63,395,000      48,731,000       24,342,000      22,622,000
QualityFIRST revenues          3,647,000        3,648,000       4,064,000        2,033,000       2,062,000
Investment income                187,000          337,000         969,000          417,000         478,000
                           -------------    -------------   -------------    -------------   -------------
       Total revenues         62,910,000       94,837,000     200,860,000       93,967,000     105,244,000
Less ceded premiums                 --               --       (37,821,000)             --      (38,065,000)
                           -------------    -------------   -------------    -------------   -------------
       Net revenues        $  62,910,000    $  94,837,000   $ 163,039,000    $  93,967,000   $  67,179,000
                           =============    =============   =============    =============   =============


Premiums - gross are from HMO operations which were the result of obtaining in the fourth quarter of fiscal 1998 the revenue from a client contract under which the Company was at risk for the total medical services costs. The Company received a significant portion of the total premium from this HMO from April 1998 through December 1998 and the Company then acquired this HMO in January 1999. The Company did not have this business in the first three quarters of fiscal 1998. The premiums-gross increased 17% or $11,484,000, for the six month period ended December 31, 1999 compared to the same period in 1998 (increasing from $67,175,000 to $78,659,000) and increased 427% or $117,182,000, from fiscal
1998 to fiscal 1999 (increasing from $27,457,000 to $144,639,000). The increase was the result of two and one-half months of premium in fiscal 1998 compared to twelve months of premiums in fiscal 1999, membership category changes and rate adjustments effective January 1999. Total revenues include the ceding allowance and net revenues reflect the premiums that are ceded under the reinsurance agreement that was entered into January 1999.

The management services revenue decreased 7% or $1,720,000, for the six month period ended December 31, 1999 compared to the same period in 1998 (decreasing from $24,342,000 to $22,622,000) which was the result of the loss of an insurance company and bankruptcy of a health plan in the second quarter. Revenues from management services decreased 23% or $14,664,000, from fiscal 1998 to fiscal 1999 (decreasing from $63,395,000 to $48,731,000) mainly the result of the decrease in the number of covered participants enrolled in the Company's management services related to an HMO that terminated services on September 30, 1998 and other clients who terminated services. The management services revenue increased 7% or $4,319,000, from fiscal 1997 to fiscal 1998 (increasing from $59,076,000 to $63,395,000) which was the result of the growth of existing business and new contracts entered into by the Company.

Revenues from QualityFIRST(R) increased 1% or $29,000 for the six month period ended December 31, 1999 compared to the same period in 1998 (increasing from $2,033,000 to $2,062,000), increased 11% or $416,000, from fiscal 1998 to fiscal
1999 (increasing from $3,648,000 to $4,064,000) and was largely unchanged between fiscal 1997 and fiscal 1998. The increases were the result of an increased number of clients or expansion of systems with existing clients, but does not include sales announced in the quarter, but implemented in subsequent quarters.

Investment income increased 15% or $61,000 for the six month period ended December 31, 1999 compared to the same period in 1998 (increasing from $417,000 to $478,000), increased 188% or $632,000 from fiscal 1998 to fiscal 1999 (increasing from $337,000 to $969,000), and increased 80% or $150,000 from fiscal 1997 to fiscal 1998 (increasing from $187,000 to $337,000). This increase is the result of higher levels of short-term investments in the periods including any increases in interest rates earned.

Medical Costs, Net: Medical costs, net of amounts ceded, for the HMO decreased 41% or $23,754,000 for the six month period ended December 31, 1999 compared to the same period in 1998 (decreasing from $58,194,000 to $34,443,000) due mainly because the ceding arrangement began in 1999. Medical costs, net of amounts ceded, increased 283% or $66,947,000 from fiscal 1998 to fiscal 1999 (from $23,625,000 to $90,572,000) due to the HMO operations that began in the fourth quarter of fiscal 1998. As a percentage of net HMO premiums, net medical costs was 86.6% for the six month period ended December 31, 1998 compared to 84.8% for the same period in 1999 and 86.0% in fiscal 1998 compared to 84.8% in fiscal 1999. This percentage is the result of higher premium rates for the years versus the cost of medical expenses, net of insurance recoveries.

Cost of Services, Net: Cost of services, net of amounts ceded, decreased 2% or $459,0000 for the six month period ending December 31, 1999 compared to the same period in 1998 (decreasing from $28,456,000 to $27,997,000), increased 1% or $300,000 from fiscal 1998 to fiscal 1999 (from $55,141,000 to $55,441,000), and increased 24% or $10,501,000 from fiscal 1997 to fiscal 1998 (from $44,640,000 to $55,141,000). The increases were primarily due to increased payroll and expenses related to the HMO and implementing management services for additional covered lives. As a percentage of net revenues, the cost of service, net of amounts ceded, was 71% in fiscal 1997, 58% in fiscal 1998 and 34% in fiscal 1999 and was 30% for the six months ended December 31, 1998 and 42% for the same period in 1999. These decreasing percentages were the result of higher premium revenue in fiscal 1998 and still higher premium revenue in fiscal 1999. The six month period change from 1998 to 1999 resulted mainly from the reinsurance agreement entered into in January 1999 and the ceding of a portion of premium and expense to the insurance company.

Selling, Marketing and Administration, Net: Selling, marketing and administration, net of amounts ceded, decreased 23% or $1,731,000 for the six month period ended December 31, 1999 compared to the same period in 1998 (decreasing from $7,662,000 to $5,931,000), increased 5% or $663,000, from fiscal 1998 to fiscal 1999 (from $13,386,000 to $14,049,000), and decreased 5%
or $695,000 from fiscal 1997 to fiscal 1998 (from $14,081,000 to $13,386,000).
The increases or decreases were due primarily to additions or decreases to staff, travel, commission, bad debts, insurance, training programs and other expenses. This expense as a percentage of net revenues (22%, 14%, and 9%) for fiscal 1997, fiscal 1998 and fiscal 1999, respectively, decreased because of the higher premium revenue in fiscal 1998 and still higher premium revenue in fiscal 1999. This expense was 8% for the six months ended December 31, 1998 and 9% for the same period in 1999. The six month period change from 1998 to 1999 resulted mainly from the reinsurance agreement entered into in January 1999 and the ceding of a portion of premium and expense to the insurance company.


Oxford Transition Costs : The Company incurred transition costs related to the purchase of Oxford Health Plans (PA), Inc., now named HRM Health Plans (PA), Inc., of approximately $920,000 in the quarter ended December 31, 1998, and $430,000 in the quarter ended September 30, 1998 , due to increased operational costs for HMO related activities without a corresponding increase in the management service fees.

Interest Expense: Interest expense increased 63% or $237,000 for the six month period ended December 31, 1999 compared to the same period in 1998 (increasing from $374,000 to $611,000) and increased as a percentage of net revenue from 0.4% to 0.9%. Interest expense increased 99% or $485,000 from fiscal 1998 to fiscal 1999 (from $489,000 to $974,000), and increased as a percentage of net revenue from 0.5% to 0.6%. Interest expense decreased 9% or $46,000 from fiscal 1997 to fiscal 1998 (from $535,000 to $489,000) and decreased as a percentage of net revenue from 0.9% to 0.5%. Interest expense was impacted in fiscal 1998 by lower interest rates and lower average principal balances outstanding. In fiscal 1999, additional loans were obtained to acquire the HMO.

Income Taxes: Income tax benefit decreased 21% or $152,000 for the six month period ended December 31, 1999 compared to the same period in 1998 (from an income tax benefit of $735,000 to $583,000). Income tax expense decreased in fiscal 1999 from fiscal 1998 by $586,000, or 68% (from $868,000 to $282,000), and decreased in fiscal 1998 from fiscal 1997 by $545,000, or 39% (from $1,413,000 to $868,000) primarily due to fluctuations in levels of income (loss) before income taxes and cumulative effect of accounting change. Net income has been reported as fully taxed in the periods at the federal tax rate of 34% with the effective tax rate varying due to state income taxes, expired NOL's and nondeductible expenses. See Note 10 in the Notes to Consolidated Financial Statements.

Cumulative effect of accounting change: See Note 3 in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

The Company's cash flow from operations was $4,510,000 and used in operations was $5,295,000 for the six months ended December 31, 1999 and 1998, respectively. The Company's cash flow from operations was $6,892,000 and $23,685,000 for fiscal 1999 and 1998, respectively. Cash flow from operations have exceeded net income (loss) primarily due to non-cash charges such as depreciation and amortization, deferred income taxes, cumulative effect of the accounting change and changes in operating assets and liabilities, particularly the medical services payable. For the six month period ended December 31, 1998, cash flow used in operations exceeded the net loss due to an increase in accounts receivables.

Cash of $7,734,000, net of cash acquired, was used in the third quarter of fiscal 1999 to purchase Oxford Health Plans (PA), Inc., now named HRM Health Plans (PA), Inc., on January 27, 1999. Cash has been used to invest in software and program enhancements ($3,146,000 and $4,864,000 for the six months ended December 31, 1999 and 1998, respectively and $8,696,000 and $9,057,000 in fiscal 1999 and fiscal 1998, respectively). The Company also used cash to acquire property and equipment ($603,000 and $4,858,000 for the six months ended December 31, 1999 and 1998, respectively and $5,602,000 and $2,734,000 for fiscal 1999 and fiscal 1998, respectively). Approximately $3,000,000 of the fiscal 1999 property and equipment purchases were related to the corporate office move in the first quarter of fiscal 1999. Cash of $1,641,000 was generated in the six month transition period ended December 31, 1999 from the sale of fixed maturity investments and $234,000 was used in fiscal 1999 from the purchase of fixed maturity investments. The Company expects to continue to acquire property and equipment and enhance software and products.

HRM also used approximately $2,070,000 and $1,057,000 for the six months ended December 31, 1999 and 1998, respectively and $2,327,000 and $2,153,000 in fiscal 1999 and fiscal 1998, respectively, to repay principal on notes payable and capital leases. The Company borrowed $1,000,000 and $2,000,000 for the six months ended December 31, 1999 and 1998, respectively and $6,000,000 and $4,750,000 in fiscal 1999 and fiscal 1998, respectively. The Company received cash proceeds of $16,000 and $186,000 for the six months ended December 31, 1999 and 1998, respectively and $306,000 and $784,000 in fiscal 1999 and fiscal 1998, respectively, from stock option exercises for common stock by current or former employees and directors.

The Company had a working capital deficit of $7,581,000 and $8,511,000 at December 31, 1999 and June 30, 1999, respectively and working capital of $3,474,000 at June 30, 1998. The medical services payables reduced working capital by $22,506,000, $21,215,000 and $15,452,000 at December 31, 1999, June
30, 1999 and 1998, respectively. The Company has fixed maturity investments of $6,675,000 and $8,406,000 available at December 31, 1999 and June 30, 1999, respectively, to be used to pay medical services payables, if the need arises.

The Company has a net operating loss carryforward of approximately $30,000,000 for income tax purposes at December 31, 1999, which can be used to reduce taxable income and cash flow necessary to pay taxes. The Company changed its tax accounting treatment to one of capitalizing computer software costs versus expensing them when incurred. This change should protect carry forward net operating loss (NOLs) for tax purposes going forward.

The Company believes that its cash and cash flow from operations, together with credit facilities which the Company has obtained, will be sufficient to finance the Company's anticipated normal expansion in calendar year 2000. The loss in the quarter ended December 31, 1999 resulted in the Company not meeting bank covenants under the bank loan agreements. Subsequent to December 31, 1999, the Company and the bank amended the loan agreement which will amend the covenants going forward and waived defaults that existed at December 31, 1999. The two new web-based business plans will require on-going support from the Company until external financing is obtained. The quarter ended December 31, 1999 included approximately $250,000 of expenses related to these business plans and more than double that amount will be required going forward until they are financed, estimated by mid-year, and it is expected that they will then create positive cash flow back to the Company.

The Company has a term loan and revolving loan (principal balance of $7,195,000 and $2,925,000, respectively, as of December 31, 1999.) with its bank and a revolving credit facility expiring January 30, 2001, under which the Company has $75,000 and $235,000 additional available under the facility at December 31, 1999 and June 30, 1999, respectively. The revolving credit and term loan are secured by liens on the assets of the Company.

Subsequent to December 31, 1999, the Company acquired approximately $32,000,000 of annual premium in its risk business unit by assuming approximately $2,500,000 of liabilities in excess of cash and other assets. These excess liabilities will impact the net worth of our HMO entity, but it is believed that the HMO's net worth, the earnings of the HMO and a planned quota share insurance arrangement, will allow the HMO to meet state statutory net worth requirements. The acquisition should be immediately profitable to the Company, because the Company can leverage its equipment, systems and employees in the Medicaid business in the same state.

YEAR 2000 DISCLOSURE

State of Year 2000 Readiness

The Company began work on its Year 2000 Project in 1997 and established a Year 2000 Project Office and Year 2000 Project Team in early 1998. There were five phases to the Company's Year 2000 Project: Phase 1: Identify and Analyze; Phase 2: Plan and Schedule; Phase 3: Execute the Plan (Remediate; Upgrade; Replace; or Eliminate); Phase 4: Test and Integrate; and Phase 5: Maintain Year 2000 Integrity. The primary focus of the Year 2000 Project effort was on the Company's mission critical systems, which are those that support and interface with our clients or vendors. The Company's Year 2000 Project is currently in Phase 5, maintenance of year 2000 integrity of all of our mission critical components.

The Company completed all year 2000 readiness work according to our Project plans and experienced no significant problems as a result of the transition to the year 2000. The Company continues to monitor its systems for any year 2000 issues. Because of the unique nature of the year 2000 issue, including the existence of critical dates in the year 2000, ongoing maintenance activities will necessarily continue into the year 2000.

Year 2000 Project Costs

Costs of the Company's Year 2000 Project through June 30, 1999 were approximately $1.1 million. An additional $.4 million was incurred in the six month transition period ended December 31, 1999. Costs to be incurred after December 31, 1999 are not expected to be significant. The costs associated with the Year 2000 Project have been and will be expensed as incurred.

Year 2000 Contingency Plans

As of October 31, 1999, contingency plans had been completed for the Company's significant business processes. While at this point we do not anticipate experiencing any problems which would require the implementation of the Company's contingency plans, the contingency plans can and will be implemented if necessary.

Year 2000 Risks

The Company is reliant on technology and outside vendors to deliver its services. There could be a material adverse effect on the Company if there is a failure by the Company, or a third party dealing with the Company, to be year 2000 ready on a go forward basis. Possible consequences of such a failure include temporary disruption of the Company's ability to deliver services to its clients.

The Company's Year 2000 Project plans are subject to change and are necessarily dependent upon management business decisions and other factors, both internal and external. The Company will continue to monitor systems and activities relating to its Year 2000 Project.

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

Item 7A  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, the Company is exposed to market risk from changes in interest rates. The Company does not enter into any derivative transactions. The Company's note payable and term loan obligations are subject to interest rate risk. A 100 basis point increase in interest rates related to the note payable to bank under revolving credit agreement, assuming the amount borrowed remains constant, would result in an annual increase in the Company's then current interest expense of approximately $29,000. A 100 basis point increase in interest rates related to the Company's term loans payable would result in an annual increase in the Company's then current interest expense of approximately $72,000.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

The following table provides certain information with respect to all directors of the Company.

Name of Director                      Current Position(s)              Principal Occupation(s)             Director
(Class)                      Age          with Company                  During Past Five Years               Since

Gary T. McIlroy, M.D.        59     Chairman of the Board,    Chairman and Chief Executive Officer of        1977
(Class C)                           Chief Executive Officer   the Company since 1977.  Dr. McIlroy is
                                    and Director              married to Marlene O. Travis.

Marlene O. Travis            60     President, Chief          President of the Company since 1987 and        1977
(Class B)                           Operating Officer,        Chief Operating Officer of the Company
                                    Secretary and Director    from 1987 to 1992 and since June 1993;
                                                              and Chief Administrative Officer from
                                                              1992 to June 1993.  Ms. Travis is married
                                                              to Gary T. McIlroy, M.D.

Gary L. Damkoehler           60     Director                  Chairman, Chief Executive Officer and          1996
(Class A)                                                     President since 1988 of JSA Healthcare
                                                              Corporation of St. Petersburg, Florida, a
                                                              direct provider of healthcare services.

Raymond G. Schultze,         66     Director                  Chief Executive Officer and Medical            1996
M.D. (Class A)                                                Director since 1997 of Toiyabe Dialysis
                                                              Unit. Consultant regarding healthcare
                                                              management consulting (self-employed)
                                                              since 1997.
                                                              Prior to this he was Professor of
                                                              Medicine at the UCLA School of Medicine
                                                              from 1980 to 1995; and Administrative
                                                              Vice Chancellor for UCLA from 1986 to
                                                              1992. Dr. Schultze currently is providing
                                                              consulting services to the County of Los
                                                              Angeles for the re-engineering of their
                                                              healthcare system.

Vance Kenneth Travis         73     Director                  Chairman of the Board of Triad                 1984
(Class B)                                                     International, Inc., a plant engineering
                                                              and project management operation for
                                                              petro-chemical and refinery process
                                                              plants located in Calgary, Alberta,
                                                              Canada.  Mr. Travis is Marlene Travis'
                                                              uncle.

Robert L. Montgomery         63     Director                  Consultant regarding Health System             1993
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

Name                      Age                         Position

Gary T. McIlroy, M. D.    59        Chairman of the Board, Chief Executive
                                    Officer and Director

Marlene O. Travis         60        President, Chief Operating Officer,
                                    Secretary and Director

Thomas P. Clark           52        Senior Vice President, Finance and Chief
                                    Financial Officer

Adele M. Kimpell          53        Executive Vice President, Operational
                                    Effectiveness

Russell A. Peterson       58        Chief Information Officer

Pamela N. Hursh           37        President, Indemnity Business Unit

Dianne L. Kuss            52        Vice President, Corporate Marketing

Michael T. McKim          55        Vice President and General Counsel

Luis A. Rosa              46        President, Risk Business Unit

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

Adele M. Kimpell, R. N., became Executive Vice President, Operational Effectiveness in September 1999, and had previously served as Executive Vice President, Health Plan Operations since March 1996. Ms. Kimpell also served as Senior Vice President, Health Plan Operations since August 1993, and Senior Vice President, Care Management Services since August 1993. Ms. Kimpell joined the Company as a Clinical Reviewer in March 1985. Ms. Kimpell has served in various capacities within HRM since January 1990, including Vice President, Strategic Business Implementation, Vice President, Special Projects, Vice President, Claims Administration and Assistant Vice President, Sales Operations. Ms. Kimpell has a B.S. degree in nursing and had 15 years experience in intensive care and emergency room units prior to joining HRM.

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

Pamela N. Hursh R.N., became President, Indemnity Business Unit in December 1999, and had previously served as Acting President, Indemnity Business Unit since July 1999. Ms. Hursh also served as Vice President, Operational Effectiveness. Ms. Hursh joined the Company as an Account Manager in March 1991. Ms. Hursh has served in various capacities within HRM since June 1992, including Senior Account Manager, National Account Executive, Director of Account Management and Client Services and VP, Strategic Business Improvement. Ms. Hursh received her B.S. degree from Northern Illinois University in 1987.

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

Luis A. Rosa, joined the company as President, Risk Business Unit in January 2000. Prior to joining the Company, Mr. Rosa was Chief Executive Officer for Network Management Services, subsidiary of Columbia HCA in Brentwood, TN from 1995 to 2000. He served as General Manager for Potomac Medical Services in TN from 1993 to 1995. Prior to that, he served in various positions at Aetna Health Plans and MedCenters, Inc. Mr. Rosa received his B.A.
degree from Purdue University in Hammond, Indiana in 1977.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's officers and directors, and persons who own more that ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Such forms include: Form 3, due within ten days after becoming an officer, director or greater than ten-percent holder; Form 4, due within ten days after any calendar month during which a reportable transaction occurred; and Form 5 due within 45 days after the end of the fiscal year. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from July 1, 1999 through December 31, 1999, all Section 16(a) filing requirements applicable to its current and former officers and directors were complied with.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the cash and noncash compensation for the six month transition period ended December 31, 1999, and for each of the previous three fiscal years, paid to the Company's Chief Executive Officer and the four other highest paid executive officers of the Company whose salary and bonus for fiscal year ended June 30, 1999 exceeded $100,000.

                                                                             Long-Term Compensation
                                       Annual Compensation                     Awards
                             -------------------------------------------   ---------------------
                                                                Other
                                                                Annual               Securities
                                                                Compen-     Stock    Underlying    LTIP      All Other
Name and Position            Year      Salary        Bonus     sation(1)   Awards     Options     Payouts   Compensation
-----------------            ----      ------        -----     ---------   ------     -------     -------   ------------

Gary T. McIlroy, M.D.       1999*      $139,000       $ 0      $4,930(10)        0         0         $0      $10,332(6)
   Chairman & CEO           1999        278,000         0       9,859(10)        0    10,000(4)       0       23,986(6)
                            1998        278,000         0(2)    9,837(10)        0    40,000(2)       0       23,484(6)
                            1997        278,000         0(2)    9,395(10)        0    15,000(2)       0       23,150(6)
                                                                                      40,000(4)

Marlene Travis              1999*      $125,000       $ 0      $4,930(10)        0         0         $0       $9,211(7)
   President & COO          1999        250,000         0       9,859(10)        0    10,000(4)       0       21,009(7)
                            1998        250,000         0(2)    9,837(10)        0    30,000(2)       0       20,336(7)
                            1997        250,000         0(2)    9,395(10)        0    12,500(2)       0       20,150(7)
                                                                                      33,333(4)

Thomas P. Clark             1999*      $100,000       $ 0      $5,451(10)        0         0                  $5,186(8)
   CFO                      1999        200,000         0      10,902(10)   15,000(11)     0         $0       35,752(8)
                            1998        200,000         0(2)   10,902(10)        0    30,000(2)       0        9,555(8)
                            1997        200,000         0(2)   10,460(10)        0    10,000(2)       0        9,150(8)
                                                                                      26,667(4)

Adele M. Kimpell            1999*       $85,000   $25,000(3)        0            0         0         $0       $2,782(5)
   Executive V.P.           1999        171,600         0           0            0         0          0        4,290(5)
                            1998        156,420         0(2)        0            0     3,600(2)       0        3,361(5)
                            1997        153,542         0(2)        0            0     4,000(2)       0        2,663(5)
                                                                                       9,000(4)

William M. Smith            1999*      $103,129         0           0            0         0         $0      $11,481(9)
   Former Vice President    1999        237,506         0           0            0     1,500(4)       0       61,086(9)
   Managed Care Sales       1998        128,181   $15,000(12)       0            0     6,000(4)       0       11,074(9)

*    Six month transition period ended December 31, 1999.

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

(3) Additional compensation in connection with off-site services provided for an extended period of time.

(4) Stock options were issued under the Amended and Restated 1992 Long-Term Incentive Plan and become exercisable in annual increments of one-third per year.

(5)  The Company matching contribution under its 401(k) Salary Savings Plan.

(6) The amount reflected includes $3,150, $3,484, $3,986 and $332 as Company matching contributions under its 401(k) Salary Savings Plan or other retirement payments for fiscal 1997, 1998, 1999 and the six month period ended December 31, 1999, respectively, and $20,000 per year ($10,000 per half year) for the total premiums paid by the Company on the life insurance policy covered by the Split-Dollar Agreement referred to below in "Employment Agreements" for fiscal 1997, 1998, 1999 and the six months ended December 31, 1999, respectively.

(7) The amount reflected includes $3,150, $3,336, $4,009 and $711 as Company matching contributions under its 401(k) Salary Savings Plan or other retirement payments for fiscal 1997, 1998, 1999 and the six months ended December 31, 1999, respectively, and $17,000 per year ($8,500 per half year) for a total premiums paid by the Company on the life insurance policy covered by the Split-Dollar Agreement referred to below in "Employment Agreements" for fiscal 1997, 1998, 1999 and the six months ended December 31, 1999, respectively.

(8) The amount reflected includes $3,150, $3,555, $4,435 and $2,186 as Company matching contributions under its 401(k) Salary Savings Plan or other retirement payments for fiscal 1997, 1998, 1999 and the six month transition period ended December 31, 1999, respectively, and $6,000 per year ($3,000 per half year) for the total premiums paid by the Company on the life insurance policy covered by the Split-Dollar Agreement referred to below in "Employment Agreements" for fiscal 1997, 1998, 1999 and the six months ended December 31, 1999, respectively.

(9) The amount reflected includes $2,492, $4,800 and $1,801 for fiscal 1998, 1999 and the six months ended December 31, 1999 as Company matching contributions under its 401(k) Salary Savings Plan and a moving allowance of $8,582, $56,286, and $9,680 for fiscal 1998, 1999 and the six months ended December 31, 1999.

(10) Includes auto allowance and medical coverage.

(11) Issuance of 15,000 common shares as a bonus in connection with certain business acquisition activities.

(12) Special bonus related to acceptance of employment.

The following two stock option tables summarize option grants and exercises during fiscal 1999 for the Chief Executive Officer and other named executive officers, and the values of options granted during fiscal 1999 and held by such persons at June 30, 1999. No options were granted or exercised during the six month transition period ended December 31, 1999.

                       Stock Option Grants in Fiscal 1999

                                                                             Potential Realizable Value at Assumed Annual
                                                                           Rates of Stock Price Appreciation for Option Term
                                                                            ---------------------------------------------
                                     Individual Grants                           5%(2)                   10%(2)
                     --------------------------------------------------     ---------------------    --------------------
                      Number of    % of Total
                     Securities     Options
                     Underlying    Granted to
                       Options     Employees in   Exercise or   Expiration      Stock                   Stock
       Name            Granted     Fiscal Year    Base Price     Date(1)        Price      Gain         Price      Gain
       ----            -------     -----------    ----------     -------        -----      ----         -----      ----

Gary McIlroy, M.D.     10,000(1)      12.9%        $10.00        06/30/03       $12.76   $ 27,600       $16.11   $61,100

Marlene Travis         10,000(1)      12.9%        $10.00        06/30/03       $12.76   $ 27,600       $16.11   $61,100

Thomas P. Clark             0          0.0%        $ 0.00              --       $ 0.00   $      0       $ 0.00   $     0

Adele M. Kimpell            0          0.0%        $ 0.00              --       $ 0.00   $      0       $ 0.00   $     0

William M. Smith        1,500(1)       1.9%        $10.00        06/30/03       $12.76    $ 4,140       $16.11   $ 9,165

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

  Aggregated Option Exercises in Fiscal 1999 and December 31, 1999 Option Value

                                                                 Number of Securities
                                                                Underlying Unexercised       Value of Unexercised
                              Shares Acquired                     Options at December        In-the-Money Options
                                on Exercise          Value       31, 1999 Exercisable/     at December 31, 1999(1)
                                                   Realized          Unexercisable        Exercisable/Unexercisable
                              ---------------      --------     -----------------------   -------------------------
Gary T. McIlroy, M.D.                0                --             91,473/96,665                  $0/$0
Marlene Travis                       0                --             71,354/73,277                  $0/$0
Thomas P. Clark                    15,000          $142,035          51,537/32,889                  $0/$0
Adele M. Kimpell                    2,000         $  11,626          15,200/5,400                   $0/$0
William M. Smith                     --                 --            6,500/1,000                   $0/$0

(1) Market value of underlying securities at December 31, 1999 ($6.125), the closing price of the Common Stock, minus the exercise price. No options were exercised during the six months ended December 31, 1999.

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

Deferred Compensation Plan for Directors. The Board of Directors of the Company adopted the Deferred Compensation Plan for Directors, effective for fiscal 1994, and for all fiscal years thereafter until the Plan is terminated. Under the Deferred Compensation Plan, members of the Company's Board of Directors and members of the Board of any subsidiary may elect, prior to the beginning of any fiscal year, to defer the receipt of all or any portion of any annual retainer and meeting fees that may be payable to the director during the fiscal year for which the election is effective. The Deferred Compensation Plan is administered by the Compensation Committee. All amounts deferred by the director are credited to an account established for the director for accounting purposes only, and the amounts credited to such account generally accrue interest, compounded quarterly, at a rate equal to two percentage points above the Prime Rate. The Deferred Compensation Plan is and will remain unfunded, and the director will stand in the position of a general unsecured creditor of the Company with respect to all payments made pursuant to the Deferred Compensation Plan.

Director Options. Under the Amended and Restated 1992 Long-Term Incentive Plan, directors who are not employees of the Company are eligible for nonqualified stock options. As specified in the Plan, an option for 3,800 shares of the Company's Common Stock was granted to each nonemployee director who was serving on the Board on September 14, 1992, the date the Board originally adopted the Plan, and is granted to each new nonemployee director on the date that such new director is first elected to the Board. All nonemployee directors will also receive an option for 1,900 shares of the Company's Common Stock at the end of each fiscal year during which such director continues to serve on the Board. The Board may, in its discretion, grant additional nonqualified stock options to nonemployee directors, subject to such terms and conditions as the Board may deem appropriate.

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

Employment Agreements

The Company has an Employment Agreement, dated June 20, 1996, with Gary T. McIlroy, M.D. whereby Dr. McIlroy will continue to serve as Chief Executive Officer with the term continuing indefinitely unless terminated under the terms of the Agreement. Dr. McIlroy received a base salary for fiscal 1999 and for the six months ended December 31, 1999 of $278,000 per year (subject to increase upon annual review by the Compensation Committee of the Board) and is eligible to receive an annual incentive bonus under the Executive Incentive Plan. The Employment Agreement is terminable by the Company for cause, in which case the Company is obligated to pay only Dr. McIlroy's accrued base salary and a portion of annual incentive bonus for the fiscal year in which his termination occurs. The Agreement is also terminable by the Company upon thirty (30) days written notice, without cause, in which case the Company is obligated to (i) pay the then-current annualized base salary and provide health, dental, life and other benefits for a twenty-four month period; (ii) pay out-placement services; (iii) pay a portion of any annual incentive bonus for the fiscal year in which his termination occurs; and (iv) transfer to Dr. McIlroy all cash value and life insurance policies owned by the Company. In the event Dr. McIlroy resigns for "good reason" or within twelve (12) months after a "change of control" of the Company, the Company is obligated to make all of the payments and provide all of the benefits described in the preceding sentence, and shall accelerate the vesting of all stock options which shall then remain exercisable until the options expire. The Agreement also addresses the benefits payable and the treatment of the life insurance policies owned by the Company upon termination for death or disability and, in the event of disability, provides for supplemental disability payments and health, dental and life benefits for a twelve (12) month period.

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

The Company has an Employment Agreement, dated June 21, 1996, with Marlene Travis whereby Ms. Travis will continue to serve as President and Chief Operating Officer with the term continuing indefinitely unless and until terminated under the terms of the Agreement. Ms. Travis received a base salary for fiscal 1999 and for the six months ended December 31, 1999 of $250,000 per year (subject to increase upon annual review by the Chief Executive Officer) and is eligible to receive an annual incentive bonus under the Executive Incentive Plan. The Employment Agreement is terminable by the Company for cause, in which case the Company is obligated to pay only Ms. Travis' accrued base salary and a portion of any annual incentive bonus for the fiscal year in which her termination occurs. The Agreement is also terminable by the Company upon thirty
(30) days written notice, without cause, in which case the Company is obligated to (i) pay the then-current annualized base salary and provide health, dental, life and other benefits for a twenty-four (24) month period; (ii) pay out-placement services; (iii) pay a portion of any annual incentive bonus for the fiscal year in which her termination occurs; and (iv) transfer to Ms. Travis all cash value and life insurance policies owned by the Company. In the event Ms. Travis resigns for "good reason" or within twelve (12) months after a "change of control" of the Company, the Company is obligated to make all of the payments and provide all of the benefits described in the preceding sentence and shall accelerate the vesting of all stock options which shall then remain exercisable until the options expire. The Agreement also addresses the benefits payable and the treatment of the life insurance policies owned by the Company upon termination for death or disability and, in the event of disability, provides for supplemental disability payments and health, dental and life benefits for a twelve (12) month period.

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

The Company has an Employment Agreement dated June 21, 1996, with Thomas P. Clark whereby Mr. Clark will continue to serve as Chief Financial Officer, with the term continuing indefinitely unless and until terminated under the terms of the Agreement. As announced, Mr. Clark will be assuming the position of Executive Vice President, Acquisitions and Business Development and a new Chief Financial Officer will be hired. Mr. Clark's responsibilities under his

Employment Agreement will be adjusted accordingly. Mr. Clark received an annual base salary for fiscal 1999 and for the six months ended December 31, 1999 of $200,000 per year (subject to increase upon annual review by the Chief Executive Officer) and is eligible to receive an annual incentive bonus under the Executive Incentive Plan. The Employment Agreement is terminable by the Company for cause, in which case the Company is obligated to pay only Mr. Clark's accrued base salary and a portion of any annual incentive bonus for the fiscal year in which his termination occurs. The Agreement is also terminable by the Company upon thirty (30) days written notice, without cause, in which case the Company is obligated to (i) pay the then-current annualized base salary and provide health, dental, life and other benefits for a twenty-four (24) month period; (ii) pay out-placement services; (iii) pay a portion of any annual incentive bonus for the fiscal year in which his termination occurs; and (iv) transfer to Mr. Clark all cash value and life insurance policies paid by the Company. In the event Mr. Clark resigns for "good reason" or within twelve (12) months after a "change of control" of the Company, the Company is obligated to make all of the payments and provide all of the benefits described in the preceding sentence and shall accelerate the vesting of all stock options which shall then remain exercisable until the options expire. The Agreement also addresses the benefits payable and the treatment of the life insurance policies owned by the Company upon termination for death or disability and, in the event of disability, provides for supplemental disability payments and health, dental and life benefits for a twelve (12) month period.

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

Performance Graph

Set forth below are line graphs comparing the Company's cumulative total shareholder return on the Company's Common Stock, from June 30, 1994 through December 31, 1999 with the cumulative total return of The Nasdaq Market Index (U.S. Companies) and of the selected peer group (the "SIC Peer Group Index"). The SIC Peer Group Index includes all Nasdaq companies which are in the same three-digit SIC ("Standard Industrial Classification") labeled 632-Accident and Health Insurance and Medical Service Plans.

[Graph Omitted]

                         06/30/94     06/30/95     06/28/96     06/30/97     06/30/98     06/30/99      12/31/99
                         --------     --------     --------     --------     --------     --------      --------
HRM                       100.00       161.54       161.54       207.69       234.62       151.92        94.23
SIC Code Index            100.00       101.41       131.50       171.23       180.82       175.19        141.21
Nasdaq Market             100.00       117.28       147.64       177.85       235.75       330.37        495.88

The Nasdaq Market Index and SIC Peer Group Index is provided by Media General Financial Services. The Peer Group includes the following companies: Aetna, Inc; AFLAC Inc.; American Medical SEC Inc.; AON Corp.; Citizens Financial Corp.; Conseco, Inc.; Everest Re Group Ltd.; Foundation Health System; Healthaxis, Inc.; Humana, Inc.; Lifepoint Hospitals; Maxicare Health Plans; Medical Control, Inc.; Mid-Atlantic Medical Services; MIIX Group, Inc.; Morrison Management Specialists; Oxford Health Plans, Inc.; Pacificare Health System B New; Penncorp Financial Group; Righchoice Managed Care; Sierra Health Services; Torchmark Corp.; Triad Hospitals, Inc.; Trigon Healthcare Inc.; United Healthcare Corp.; United Wisconsin Services; Unum Provident Corp.; Wellpoint Health Network.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the number of shares of the Company's Common Stock beneficially owned by each person known to the Company to beneficially own more than 5% of the Company's Common Stock, by each of the Company's current directors, by each executive officer named in the Summary Compensation Table (on page 25), and by all of the Company's current directors and current executive officers as a group, as of March 22, 2000.

Name of Director, Executive Officer             Number of Shares     Percent of
or Identity of Group                           Beneficially Owned(1)    Class

Chiplease, Inc.                                      675,500(2)        14.49%
 640 N. LaSalle Street, Suite 300
 Chicago, IL 60610

Summit Capital Management, LLC                       397,250(3)         8.52%
 601 Union Street Suite 3900
 Seattle, WA 98101

Dimensional Fund Advisors, Inc.
 1299 Ocean Avenue, 11th Floor                      288,800( 4)         6.20%
 Santa Monica, CA 90401

Gary T. McIlroy, M.D.                               382,245( 5)         8.01%
 10900 Hampshire Avenue South
 Minneapolis, MN 55438

Marlene Travis                                      380,665( 6)         8.02%
 10900 Hampshire Avenue South
 Minneapolis, MN 55438

Thomas P. Clark                                      124,275(7)         2.63%

Adele M. Kimpell                                     17,400( 8)           *

W. Michael Smith                                      10,275(9)           *

Vance Kenneth Travis                                 11,009(10)           *

Robert L. Montgomery                                 20,380(11)           *

Gary L. Damkoehler                                   16,701(12)           *

Raymond G. Schultze, M.D                              6,701(13)           *

All Current Executive Officers and
  Current Directors as a
   Group (13 persons)                               979,679(14)        19.67%


-----------

 *       Less than one percent.

(1) Except as otherwise noted, each person or group named in the table has sole voting and investment power with respect to all shares of Common Stock listed opposite the name of such person or group. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of March 22, 2000, or within 60 days of such date are treated as outstanding only when determining the amount and percent owned by such person or group named in the table.

(2) Includes 399,100 (8.56%) shares which Chiplease, Inc. represents are owned by it and 276,400 (5.93%) shares which Chiplease, Inc. represents are owned by the secretary of Chiplease, Inc. and for which the secretary has sole voting power and which was owned on August 28, 1998, the date of the most recent Schedule 13D/A received by the Company from such shareholder.

(3) In its most recent Schedule 13G filing with the Securities and Exchange Commission on February 14, 2000, Summit Capital Management, LLC represents it has shared voting and investment power over all such shares.

(4) In its most recent Schedule 13G filing with the Securities and Exchange Commission on February 11, 2000, Dimensional Fund Advisors, Inc. (DFI), represents it has sole voting power and investment power over such shares. DFI disclaims beneficial ownership of the shares.

(5) The number of shares set forth in the above table (i) includes 270,106 shares held by Gary T. McIlroy Revocable Trust, for which Dr. McIlroy is grantor and trustee, (ii) includes 108,139 shares which Dr. McIlroy has the right to acquire upon exercise of options, (iii) includes 4,000 shares held by a foundation controlled by Dr. McIlroy (iv) excludes 75 shares beneficially owned by Dr. McIlroy's and Ms. Travis' adult children and (v) excludes the shares beneficially owned by Ms. Travis. Dr. McIlroy disclaims beneficial ownership of such excluded shares.

(6) The number of shares set forth in the above table (i) includes 291,978 shares held by the Marlene O. Travis Revocable Trust, for which Ms. Travis is grantor and trustee, (ii) includes 84,687 shares which Ms. Travis has the right to acquire upon exercise of options, (iii) includes 4,000 shares held by a foundation controlled by Ms. Travis,
         (iv) excludes 75 shares beneficially owned by Ms. Travis' and Dr. McIlroy's adult children and (v) excludes the shares beneficially owned by Dr. McIlroy. Ms. Travis disclaims beneficial ownership of such excluded shares.

(7) Includes 62,738 shares held by Mr. Clark and 61,537 shares which Mr. Clark has the right to acquire upon exercise of options.

(8) Includes 1,000 shares held by Ms. Kimpell and 16,400 shares which Ms. Kimpell has the right to acquire upon exercise of options.

(9) Includes 3,275 shares held by Mr. Smith and 7,000 shares which Mr. Smith has the right to acquire upon exercise of options.

(10) Includes 5,308 shares held by Mr. Travis and 5,701 shares which Mr. Travis has the right to acquire upon exercise of options.

(11) Includes 9,462 shares held by Mr. Montgomery and 10,918 shares which Mr. Montgomery has the right to acquire upon exercise of options.

(12) Includes 11,000 shares held by Mr. Damkoehler and 5,701 shares which Mr. Damkoehler has the right to acquire upon exercise of options.

(13) Includes 1,000 shares held by Dr. Schultze and 5,701 shares which Dr. Schultze has the right to acquire upon exercise of options.

(14) Includes 661,961 shares held by the current officers and directors, and 317,718 shares that current executive officers and directors as a group have the right to acquire as of March 31, 2000, or within 60 days of such date, upon exercise of options.


Item 13. Certain Relationships and Related Transactions.

None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      Documents filed as part of this report.

         (1) Financial Statements. The financial statements listed below are included in this Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 on the pages indicated.

                                                                    Page in this
                                                                      Form 10-K

              Report of Independent Auditors...............................  38

              Consolidated Balance Sheets as of December 31, 1999,
              June 30, 1999 and June 30, 1998..............................  39

              Consolidated Statements of Operations for the six
              months ended December 31, 1999 and 1998, and for the years ended June 30, 1999, 1998 and 1997...........................  40

              Consolidated Statements of Shareholders' Equity for the
              six months ended December 31, 1999 and 1998 and for the
              years ended June 30, 1999, 1998 and 1997.....................  41

              Consolidated Statements of Cash Flows for the six
              months ended December 31, 1999 and 1998 and for the years
              ended June 30, 1999, 1998 and 1997...........................  42

              Notes to Consolidated Financial Statements...................  43

         (2) Financial Statement Schedules. The following schedule is included in this Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on the pages indicated.

                                                                    Page in this
                                                                        Report

              II.  Valuation and Qualifying Accounts.......................  60

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

10.25 Second Amendment to the Credit Agreement between Health Risk Management, Inc. and U.S. National Bank Association dated June 30, 1999
         - incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (SEC File No. 0-18902).

10.26 Sublease Agreement dated February 10, 1999 between Day & Zimmermann, Inc. and Health Risk Management, Inc. as amended by First Amendment to Sublease dated April 6, 1999, related to the Company's offices at 1818 Market Street, Philadelphia, Pennsylvania -- incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (SEC File No. 0-18902).

10.27 Amended and Restated HealthChoices Southeast Agreement between the Commonwealth of Pennsylvania (Department of Public Welfare) and Oxford Health Plans (PA), Inc. dated January 1, 1999 -- incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (SEC File No. 0-18902).

10.28 Third Amendment to the Credit Agreement between Health Risk Management, Inc. and U.S. National Bank dated December 21, 1999.

21.      List of subsidiaries.

23.      Consent of Independent Auditors.

27.1 Financial Data Schedule for the six month transition period ended December 31, 1999 (filed in electronic format only).

--------------
* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.


(c)      Reports on Form 8-K.

         During the quarter ended December 31, 1999, the Company filed a report on Form 8-K dated November 4, 1999 reporting under Item 8 its change in fiscal year end from June 30 to December 31.

                         Report of Independent Auditors

Board of Directors and Shareholders
     of Health Risk Management, Inc.

We have audited the accompanying consolidated balance sheets of Health Risk Management, Inc. as of December 31, 1999, June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the six months ended December 31, 1999 and for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Risk Management, Inc. at December 31, 1999, June 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for the six month period ended December 31, 1999 and for each of the three years in the period ended June 30, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Notes 3 and 1 of the consolidated financial statements, the Company changed its method of accounting for management service fees during the year ended June 30, 1998 and its method of accounting for computer software for internal use effective July 1, 1999, respectively.


/s/ Ernst & Young LLP

Minneapolis, Minnesota
April 1, 2000

                          HEALTH RISK MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                     ASSETS

                                                                                 December 31,         June 30,
                                                                                  ----------   --------------------
                                                                                     1999        1999        1998
                                                                                  ---------    --------    --------
Current assets:
   Cash and cash equivalents                                                       $ 10,577    $  9,229    $ 20,624
   Accounts  receivable-net of allowance for doubtful accounts of $255, $324 and
     $265 at December 31, 1999, June 30, 1999 and 1998, respectively                 19,627      23,774      11,019
   Deferred income taxes                                                                700       1,440         900
   Other                                                                              1,448       2,263         837
                                                                                   --------    --------    --------
     Total current assets                                                            32,352      36,706      33,380

Fixed maturity investments at fair value                                              6,675       8,406        --
Computer software costs, less accumulated amortization of $23,612, $19,910 and
     $17,940 at December 31, 1999, June 30, 1999 and 1998, respectively              26,180      26,736      24,284
Property and equipment, less accumulated depreciation of $16,631, $15,001 and
   $14,299 at December 31, 1999, June 30, 1999 and 1998, respectively                11,078      11,825       8,670
Other assets                                                                          4,552       4,896       4,180
                                                                                   --------    --------    --------
                                                                                   $ 80,837    $ 88,569    $ 70,514
                                                                                   ========    ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $  3,084    $  3,954    $  2,125
   Medical services payable                                                          22,506      21,215      15,452
   Due to reinsurer                                                                     138         553        --
   Accrued expenses                                                                   4,226       6,144       3,596
   Unearned revenues                                                                  2,774       5,234       3,708
   Current maturities of notes payable                                                6,825       7,865       4,429
   Current portion of capitalized equipment leases                                      380         252         596
                                                                                   --------    --------    --------
     Total current liabilities                                                       39,933      45,217      29,906

Deferred income taxes                                                                 1,479       2,828       3,776
Long-term portion of notes payable                                                    3,295       3,145       2,313
Long-term portion of capitalized equipment leases                                       529         483         734
Surplus note payable                                                                  2,500       2,500        --
Commitments and contingencies
Shareholders' equity:
  Undesignated shares, $.01 par value, 9,700,000 authorized, none issued
  Series A preferred shares, $.01 par value, 300,000 authorized, none issued
  Common shares, $.01 par value, 20,000,000 authorized, 4,641,996
     4,639,496 and 4,583,694 issued and outstanding December 31, 1999,
     June 30, 1999 and 1998, respectively                                                46          46          46
  Additional paid-in capital                                                         32,192      32,176      31,728
  Retained earnings                                                                   1,162       2,382       2,011
  Accumulated other comprehensive deficit                                              (299)       (208)       --
                                                                                   --------    --------    --------
     Total shareholders' equity                                                      33,101      34,396      33,785
                                                                                   --------    --------    --------
                                                                                   $ 80,837    $ 88,569    $ 70,514
                                                                                   ========    ========    ========

See accompanying notes.

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                    Six Months Ended               Year Ended June 30,
                                                 ----------------------    ----------------------------------
                                                   1999         1998          1999       1998          1997
                                                 ---------    ---------    ---------   ---------    ---------
                                                             (unaudited)
Revenues:
  Premiums-gross                                 $  78,659    $  67,175    $ 144,639   $  27,457    $    --
  Ceding allowance                                   1,423         --          2,457        --           --
  Management service fees                           22,622       24,342       48,731      63,395       59,076
  QualityFIRST revenues                              2,062        2,033        4,064       3,648        3,647
  Investment income                                    478          417          969         337          187
                                                 ---------    ---------    ---------   ---------    ---------
     Total revenues                                105,244       93,967      200,860      94,837       62,910
  Less ceded premiums                               38,065         --         37,821        --           --
                                                 ---------    ---------    ---------   ---------    ---------
     Net revenues                                   67,179       93,967      163,039      94,837       62,910

Operating expenses:
   Medical costs, net                               34,443       58,194       90,572      23,625         --
   Cost of services, net                            27,997       28,456       55,441      55,141       44,640
   Selling, marketing and administration, net        5,931        7,662       14,049      13,386       14,081
   Oxford transition costs                            --          1,350        1,350        --           --
   Interest expense                                    611          374          974         489          535
                                                 ---------    ---------    ---------   ---------    ---------
     Total operating expenses                       68,982       96,036      162,386      92,641       59,256
                                                 ---------    ---------    ---------   ---------    ---------

Income (loss) before income taxes and
  cumulative effect of accounting change            (1,803)      (2,069)         653       2,196        3,654
Income tax expense (benefit)                          (583)        (735)         282         868        1,413

                                                 ---------    ---------    ---------   ---------    ---------
Income (loss) before cumulative effect
  of accounting change                              (1,220)      (1,334)         371       1,328        2,241
Cumulative effect
  of accounting change, net of
  income tax benefit of $1,342                        --           --           --        (2,371)        --
                                                 ---------    ---------    ---------   ---------    ---------

Net income (loss)                                $  (1,220)   $  (1,334)   $     371   $  (1,043)   $   2,241
                                                 =========    =========    =========   =========    =========
Basic earnings per share:
  Income (loss) before cumulative effect
     of accounting change                        $    (.26)   $    (.29)   $     .08   $     .29    $     .52
  Cumulative effect of accounting change              --           --           --          (.52)        --
                                                 =========    =========    =========   =========    =========
  Net income (loss)                              $    (.26)   $    (.29)   $     .08   $    (.23)   $     .52
                                                 =========    =========    =========   =========    =========
Diluted earnings per share:
  Income (loss) before cumulative effect
     of accounting change                        $    (.26)   $    (.29)   $     .08   $     .29    $     .50
  Cumulative effect of accounting change              --           --           --          (.51)        --
                                                 =========    =========    =========   =========    =========
  Net income (loss)                              $    (.26)   $    (.29)   $     .08   $    (.22)   $     .50
                                                 =========    =========    =========   =========    =========
Proforma net income and per share amounts
  assuming the new revenue recognition
  accounting policy is applied retroactively:
     Net income                                       --           --           --     $   1,328    $     859
     Basic earnings per share                         --           --           --     $     .29    $     .20
     Diluted earnings per share                       --           --           --     $     .29    $     .19
Weighted average number of shares outstanding:
  Basic                                              4,640        4,599        4,615       4,524        4,291
                                                 =========    =========    =========   =========    =========
  Diluted                                            4,640        4,599        4,675       4,663        4,458
                                                 =========    =========    =========   =========    =========

  See accompanying notes.

                          HEALTH RISK MANAGEMENT, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                                                     Common Shares
                                                     Outstanding                     Accumulated
                                                -----------------------   Additional    Other
                                                Number of                  Paid-In   Comprehensive   Retained
                                   Total         Shares        Amount       Capital      Deficit     Earnings
                                 ----------     ---------    ----------   ----------   ----------    ----------

Balance at June 30, 1996         $   28,474     4,180,476    $       42   $   27,619   $     --      $      813

Common shares issued                  2,464       200,000             2        2,462         --            --
Options exercised, including
   tax benefit of $120                  865        97,769             1          864         --            --
Net income                            2,241          --            --           --           --           2,241
                                 ----------    ----------    ----------   ----------   ----------    ----------
Balance at June 30, 1997             34,044     4,478,245            45       30,945         --           3,054

Options exercised                       784       105,449             1          783         --            --
Net loss                             (1,043)         --            --           --           --          (1,043)
                                 ----------    ----------    ----------   ----------   ----------    ----------
Balance at June 30, 1998             33,785     4,583,694            46       31,728         --           2,011

Options exercised                       306        40,745          --            306         --            --
Common shares issued                    142        15,057          --            142         --            --
Comprehensive income:
   Net income                           371          --            --           --           --             371
   Change in net unrealized
     loss on fixed maturity
     investments                       (208)         --            --           --           (208)         --
                                 ----------
    Total comprehensive income          163          --            --           --           --            --
                                 ----------    ----------    ----------   ----------   ----------    ----------
Balance at June 30, 1999             34,396     4,639,496            46       32,176         (208)        2,382

Common shares issued                     16         2,500          --             16
Comprehensive loss:
   Net loss                          (1,220)                                                             (1,220)
   Change in net unrealized
     loss on fixed maturity
     investments                        (91)                                                  (91)
                                 ----------
    Total comprehensive loss         (1,311)
                                 ----------    ----------    ----------   ----------   ----------    ----------
Balance at December 31, 1999     $   33,101     4,641,996    $       46   $   32,192   $     (299)   $    1,162
                                 ==========    ==========    ==========   ==========   ==========    ==========

See accompanying notes.

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                 Six Months Ended December 31,              Year Ended June 30,
                                                      --------------------          --------------------------------
                                                        1999        1998              1999        1998       1997
                                                      --------    --------          --------    --------    --------
                                                                (unaudited)
Cash flows from operating activities:
   Net income (loss)                                  $ (1,220)   $ (1,334)         $    371    $ (1,043)   $  2,241
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
       Realized gain on investments                         (1)       --                --          --          --
       Depreciation                                      1,642       1,630             3,480       3,199       2,816
       Amortization                                      4,086       3,311             6,971       5,558       4,830
       Cumulative effect of accounting
         change                                           --          --                --         2,371        --
       Provision for deferred income taxes                (609)       (741)              262        (489)      1,398
       Changes in operating assets and liabilities:
         Accounts receivable                             4,147      (5,686)           (7,366)     (1,023)     (2,557)
         Other assets                                      775      (1,857)           (1,530)     (1,360)          7
         Accounts payable                                 (808)       (143)            1,804         560        (238)
         Medical services payable                        1,291       2,242            (1,938)     15,452        --
         Due to reinsurer                                 (415)       --                 553        --          --
         Accrued expenses                               (1,918)     (1,259)            2,759         578         382
         Unearned revenues                              (2,460)     (1,458)            1,526        (118)      1,248
                                                      --------    --------          --------    --------    --------
Net cash provided by (used in) operating
   activities                                            4,510      (5,295)            6,892      23,685      10,127

Cash flows from investing activities:
   Acquisition of net assets, net of cash acquired        --          --              (7,734)       --          (139)
   Sale of investments                                   1,641        --                --          --          --
   Purchase of investments                                --          --                (234)       --          --
   Computer software costs capitalized                  (3,146)     (4,864)           (8,696)     (9,057)     (7,396)
   Property and equipment purchased                       (603)     (4,858)           (5,602)     (2,734)     (2,827)
                                                      --------    --------          --------    --------    --------
Net cash used in investing activities                   (2,108)     (9,722)          (22,266)    (11,791)    (10,362)

Cash flows from financing activities:
   Proceeds from notes payable                           1,000       2,000             6,000       4,750       1,275
   Principal payments on notes payable                  (1,890)       (736)           (1,732)     (1,308)     (1,278)
   Principal payments on capital leases                   (180)       (321)             (595)       (845)       (999)
   Issuance of common shares                                16         186               306         784       3,239
                                                      --------    --------          --------    --------    --------
Net cash (used in) provided by financing
   activities                                           (1,054)      1,129             3,979       3,381       2,237
                                                      --------    --------          --------    --------    --------

Increase (decrease) in cash                              1,348     (13,888)          (11,395)     15,275       2,002
Cash and cash equivalents at beginning of
   period                                                9,229      20,624            20,624       5,349       3,347
                                                      --------    --------          --------    --------    --------
Cash and cash equivalents at end of period
                                                      $ 10,577    $  6,736          $  9,229    $ 20,624    $  5,349
                                                      ========    ========          ========    ========    ========

See accompanying notes.

                          HEALTH RISK MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

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

         On April 16, 1998, the Company's wholly-owned subsidiary, Pennsylvania HRM, Inc., entered into a five-year contract with Oxford Health Plans
         (PA), Inc., now named HRM Health Plans (PA), Inc. (the Plan). The Plan is a HMO licensed by the Commonwealth of Pennsylvania to offer certain insurance products to covered members as defined in the HealthChoices Physical Health Agreement (HealthChoices agreement) between the Commonwealth of Pennsylvania and the Plan. The Company received a fixed amount per enrolled member per month and certain per case fees to provide administrative services and assumed all the medical cost risk through the date of acquisition of the Plan. On January 27, 1999, the Company acquired the Plan (See Note 8). Premium revenues result from the Plan's operations from April 16, 1998. The Company continues to assume the medical cost risk through the Plan.

         Plan revenues were seventy-six (76%) of total revenues in the six months ended December 31, 1999 and seventy-three percent (73%) and twenty-nine percent (29%) of total revenues in the years ended June 30, 1999 and 1998, respectively. In the year ended June 30, 1998, revenues from a management services client was sixteen percent (16%) of total revenues. In the year ended June 30, 1997, revenues from two management services clients were seventeen percent (17%) and sixteen percent (16%) of total revenues.

         The markets serviced by the Company are principally domestic.

     C.  Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant items include incurred but not yet reported claims included in medical services payable, performance bonus accruals included in accounts receivable and the deferred tax asset valuation allowance. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

     D.  Revenue Recognition

         Premiums and management service fees are generally recognized ratably over the contract period. Included in management service fees are estimated amounts for performance bonuses and contract adjustments. These estimates are recognized when reasonably determinable. Adjustments to these estimates are recorded in current operations.

         Contractual relationships with management service clients subject the Company to revenue fluctuations resulting from changes in client employment levels or covered lives, restructuring of benefit plans and price adjustments based on contractual experience and performance bonuses. Included in accounts receivable is a significant accrued performance bonus that was recognized as revenue in the fiscal years ended June 30, 1997 and 1998 that was billed subsequent to December 31, 1999.

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

         Effective July 1, 1999, the Company adopted the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1 "Accounting for Computer Software Developed For or Obtained For Internal Use" (the SOP) for its internal-use software related to its Care Management software and Claim Administration software. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. In connection with such adoption, the Company prospectively revised its previous capitalization policy for such software to be in conformance with the SOP and, as a result, capitalized fewer costs, which increased the net loss for the six months ended December 31, 1999 by approximately $677,000 ($.15 per share diluted).

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

     H.  Goodwill

         Goodwill is generally being amortized on a straight line basis over 10 years.

     I.  Income Taxes

         Deferred tax assets and liabilities are determined based on differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     J.  Medical Costs

         Medical costs principally include the estimated ultimate net cost of all reported and unreported claims incurred during the year. The liability for medical services payable is estimated by management primarily by the use of cost per contract data and completion factors developed from historical lag patterns. Subsequent to the Company's purchase of the Plan, several issues with respect to claims processing were identified that limited the usefulness of historical claims data to estimate future claim payments. These issues included large claims backlogs, overpayments, and duplicate payments. Through December 31, 1999, the claim processing issues identified by management continue to affect their ability to estimate the ultimate cost of settling medical claims.

         Management believes that the liability for medical services is adequate and that it has identified the operational changes that will improve its ability to estimate the liability for medical claims. However, the assumptions made about improvements in historical trends, the related operational changes and the collection of claim overpayments of $1,321,000 during the year ending December 31, 2000 may not be realized which will adversely affect the ultimate cost of medical claims. The estimates for settled claims and incurred but not reported or paid claims are made and adjusted in future periods as required. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations. The six months ended December 31, 1999 included an additional $2,925,000 of medical claim expense in excess of the medical claims liability at June 30, 1999, net of reinsurance.

     K.  Net Income (Loss) Per Share

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                            Six Months Ended December 31,   Year Ended June 30,
                                                1999          1998         1999    1998        1997
                                              ---------    ---------    ------   ---------    ------
                                                           (unaudited)
   Numerator:
     Income (loss) before cumulative effect
        of accounting change                  $  (1,220)   $  (1,334)   $  371   $   1,328    $2,241
     Cumulative effect of accounting change        --           --        --        (2,371)     --
                                              ---------    ---------    ------   ---------    ------
     Net income (loss)                        $  (1,220)   $  (1,334)   $  371   $  (1,043)   $2,241
                                              =========    =========    ======   =========    ======

   Denominator:
     Weighted-average shares-basic                4,640        4,599     4,615       4,524     4,291
     Effect of dilutive stock options              --           --          60         139       167
                                              ---------    ---------    ------   ---------    ------
     Weighted-average shares-diluted              4,640        4,599     4,675       4,663     4,458
                                              =========    =========    ======   =========    ======
   Basic earnings per share:
     Income (loss) before cumulative effect
        of accounting change                  $    (.26)   $   (.29)    $  .08   $     .29    $  .52
     Cumulative effect of accounting change        --           --        --          (.52)      --
                                              ---------    ---------    ------   ---------    ------
     Net income (loss)                        $    (.26)   $   (.29)    $  .08   $    (.23)   $  .52
                                              =========    =========    ======   =========    ======

   Diluted earnings per share:
     Income (loss) before cumulative effect
        of accounting change                  $    (.26)   $   (.29)    $  .08   $     .29    $  .50
     Cumulative effect of accounting change        --           --        --          (.51)     --
                                              ---------    ---------    ------   ---------    ------
     Net income (loss)                        $    (.26)   $   (.29    )$  .08   $    (.22)   $  .50
                                              =========    =========    ======   =========    ======


         The effect of stock options were not included in the calculation of diluted earnings per share for six month transition period ended December 31, 1999 and 1998 because they are antidilutive.

     L.  Shareholder Rights Plan

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

     M.  Cash and Cash Equivalents

         Short-term investments purchased within three months of their maturities are considered cash equivalents. The Company invests in U.S. government securities and high rated money market funds. The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates its fair value.


     N.  Investments

         The Company has determined that its fixed maturity investments might be sold prior to maturity to support its liquidity needs. Accordingly, such investments have been classified as available-for-sale and carried at fair value, with net unrealized losses reported as a component of accumulated other comprehensive loss in shareholders' equity. The fair value of fixed maturity investments is based on quotations obtained from brokers for those or similar investments. Gains and losses on sales of investments are recorded as a component of investment income using the specific identification method.

     O.  Reinsurance

         Reinsurance premiums and benefits are accounted for on the basis consistent with that used in accounting for the reinsured policy and the terms of the reinsurance contract.

     P.  Risks and Uncertainties

         Management is considering and is in the process of developing a business plan for an internet-based business model for the Management Services Unit. The development of a business plan began in 1999 in recognition of the significant impact that the internet is having and will continue to have on business to business services to health insurance plans and health providers. As a result of this consideration and planning effort, the Company is evaluating and will continue to evaluate the impact that internet technology will have on its existing technology and software and the remaining estimated lives of its software assets. As described in Note 5, management reduced the estimated life of its care management software from seven years to three years. The Company's other software systems, claims administration and QualityFIRST, are also being evaluated for the impact that technology may have on their estimated useful lives; however, management does not believe that a change in their estimated useful life is warranted at this time. As the internet-based business plan evolves and as internet technology emerges, the Company may further reduce the estimated useful lives of the existing software or abandon those assets. Management believes that it is reasonably possible that a decision to move to a internet-based business model could occur during the next 12 months.

         The Company has accrued $6,910,000 as a reinsurance recoverable from a single reinsurer relating to medical claims incurred during the period of April 16, 1998 through December 31, 1998. While the reinsurer is currently conducting a claims audit to assess the appropriateness of the Company's assertion, management believes that the entire receivable is collectible either from the reinsurer or the health care providers during the year ending December 31, 2000.

     Q.  Merger Termination

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

2.   CHANGE IN FISCAL YEAR

     On November 4, 1999, the Company's Board of Directors decided to change the Company's fiscal year end from June 30 to December 31 in order to facilitate activities of the Plan and the Company.

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

     The cumulative effect of the change in accounting principles as July 1, 1997 resulted in a pre-tax, non-cash charge of $3,713,000 ($2,371,000 after tax benefit of $.52 per share for basic and $.51 per share for diluted). Income before cumulative effect of accounting change and basic and diluted earnings per share for the year ended June 30, 1998 would have been $1,826,000, $.40 and $.39, respectively, without the accounting change compared to $1,328,000, $.29 and $.29, respectively, with the accounting change.

4.   INVESTMENTS

     The amortized cost and fair value of available-for-sale fixed maturity investments consists of the following (in thousands):

                                          December 31, 1999
                              -------------------------------------------
                                           Gross       Gross
                             Amortized   Unrealized  Unrealized    Fair
                               Cost        Gains       Losses      Value
                              ------      -------      ------      ------

U.S. Treasury securities      $4,941      $  --        $  264      $4,677
Corporate bonds                2,033         --            35       1,998
                              ------      -------      ------      ------
                              $6,974      $  --        $  299      $6,675
                              ======      =======      ======      ======

                                           June 30, 1999
                              -------------------------------------------
                                           Gross       Gross
                             Amortized   Unrealized  Unrealized   Fair
                               Cost        Gains      Losses      Value
                              ------      ------      ------      ------

U.S. Treasury securities      $5,581      $   11      $  198      $5,394
Corporate bonds                3,033        --            21       3,012
                              ------      ------      ------      ------
                              $8,614      $   11      $  219      $8,406
                              ======      ======      ======      ======

The Company held no investments at June 30, 1998.

All fixed maturity investments are due within five years as of December 31, 1999. Actual maturities may differ from contractual maturities because the borrowers may have the right to prepay such obligations without prepayment penalties.

Gross realized gains of $8,356 and gross realized losses of $6,829 were recognized on the sale of available-for-sale fixed maturity securities in the six months ended December 31, 1999 and are included in investment income. There were no sales of fixed maturity investments during the year ended June 30, 1999.

U.S. Treasury Securities with a book value of $100,000 were on deposit with the Commonwealth of Pennsylvania Insurance Department to satisfy regulatory requirements at December 31, 1999 and June 30, 1999.

The net unrealized loss on fixed maturity investments included in shareholder's equity consists of the following (in thousands):

                                                     December 31,  June 30,
                                                         1999        1999
                                                        -----       -----
Gross unrealized loss on fixed
   maturity investments                                 $(299)      $(208)
Adjustment for net deferred
   tax benefit, net of valuation allowance               --          --
                                                        -----       -----
Net unrealized loss on fixed
   maturity investments                                 $(299)      $(208)
                                                        =====       =====

5.   COMPUTER SOFTWARE COSTS

     Computer software costs consist of the following (in thousands):


                                            December 31,         June 30,
                                            ------------   ---------------------
                                                1999        1999         1998

      Care Management Software
            Cost                               $20,201      $18,936      $17,268
            Less accumulated amortization        9,161        7,483        7,391
                                               -------      -------      -------
            Net book value                      11,040       11,453        9,877
      Claim Administration Software
            Cost                                 9,987        9,709        8,852
            Less accumulated amortization        4,803        4,302        3,708
                                               -------      -------      -------
            Net book value                       5,184        5,407        5,144
      QualityFIRST(R) Software
            Cost                                19,604       18,001       16,104
            Less accumulated amortization        9,648        8,125        6,841
                                               -------      -------      -------
            Net book value                       9,956        9,876        9,263
                                               -------      -------      -------

      Computer Software Costs                  $26,180      $26,736      $24,284
                                               =======      =======      =======



     Amortization of these costs was as follows (in thousands):

                                      Six Months Ended
                                         December 31,              Year Ended June 30,
                                      ------------------      ------------------------------
                                        1999       1998        1999        1998        1997
                                               (unaudited)

Care Management Software              $1,678      $1,249      $2,603      $2,214      $1,791
Claim Administration Software            501         445         919         795         735
QualityFIRST Software                  1,523       1,279       2,722       2,149       1,617
                                      ------      ------      ------      ------      ------

Amortization Expense                  $3,702      $2,973      $6,244      $5,158      $4,143
                                      ======      ======      ======      ======      ======


     Fully amortized software of $4,274,000 was written off in the year ended June 30, 1999.

     Effective October 1, 1999, the estimated remaining useful life of the care management software was reduced from seven years to three years. The reduction resulted in an additional amortization expense of approximately $250,000 during the six months ended December 31, 1999 and increased the net loss by approximately $167,000 ($.04 per share diluted).

6.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):


                                                          December 31,                  June 30,
                                                        -----------------    -------------------------------
                                                              1999               1999              1998
                                                        -----------------    -------------     -------------

         Owned

         Office equipment, furniture and fixtures       $     7,796          $     7,811       $     5,788
         Leasehold improvements                               2,270                2,248             1,719
         Data processing equipment                           15,623               15,101            10,348
                                                        -----------------    -------------     -------------
                                                             25,689               25,160            17,855
         Less accumulated depreciation                       15,250               13,763            10,676
                                                        -----------------    -------------     -------------

         Net property and equipment owned                    10,439               11,397             7,179
                                                        -----------------    -------------     -------------

         Capitalized leases

         Office equipment and furniture                          --                   --             1,271
         Data processing equipment                            2,020                1,666             3,843
                                                        -----------------    -------------     -------------
                                                              2,020                1,666             5,114
         Less accumulated depreciation                        1,381                1,238             3,623
                                                        -----------------    -------------     -------------

         Net capitalized leases                                 639                  428             1,491
                                                        -----------------    -------------     -------------

         Property and equipment                         $    11,078          $     11,825      $     8,670
                                                        =================    =============     =============


7.   NOTES PAYABLE

     Notes payable consist of the following (in thousands):

                                                                               December 31,         June 30,
                                                                                 -------      --------------------
                                                                                  1999         1999         1998
                                                                                 -------      -------      -------
                                                                                                 (in thousands)
Term loans payable to bank in monthly installments of $325,000 plus interest at the bank's reference rate (8.50% at December 31, 1999), with the last payment equal to all remaining principal due
January, 2002                                                                    $ 7,195      $ 5,245      $ 3,742

Note payable to bank under revolving credit agreement with interest payable monthly at the bank's reference rate (8.50% at
December 31, 1999), due January 30, 2001                                           2,925        5,765        3,000
                                                                                 -------      -------      -------
                                                                                  10,120       11,010        6,742
Less:  Current maturities                                                          6,825        7,865        4,429
                                                                                 -------      -------      -------
Long-term portion                                                                $ 3,295      $ 3,145      $ 2,313
                                                                                 =======      =======      =======


     The above notes payable are collateralized by accounts receivable, equipment, fixtures, and general intangibles. The notes payable are subject to debt covenants that are to be met on a quarterly basis. The Company's revolving credit agreement includes a $3,000,000 revolving credit facility. The revolving credit agreement terminates on January 30, 2001. The Company had available $75,000 under the revolving credit facility at December 31, 1999.

     The carrying amounts of the Company's borrowings under its term loan and notes payable approximate their fair value.

     Under terms of the revolving credit and term loan agreements, the Company is prohibited from paying dividends on its stock without the bank's consent.

     Scheduled payments by fiscal year under terms of the notes payable will be $6,825,000 in 2000 and $3,295,000 in 2001.

     Total interest paid on notes payable was $468,000 for the six months ended December 31, 1999 and $797,000, $335,000 and $299,000 for the years ended
     June 30, 1999, 1998 and 1997, respectively.

8.   ACQUISITION/REINSURANCE AGREEMENT

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

     As a result of the acquisition, the Company retained a $2,500,000 surplus note, which has an interest rate of 8.5% annum. The note is classified as long-term due to the fact that the principle and interest on the note is payable only upon the Plan's receipt of prior approval from the Insurance Commissioner of the Commonwealth of Pennsylvania. Interest of $197,104 and $89,980 was accrued as of December 31, 1999 and June 30, 1999, respectively. The Plan is also restricted from paying dividends in excess of prior year net income or 10% of net worth without prior approval from the Insurance Commissioner. No dividends were paid in 1999.

     After the acquisition, the Company continued to assume the medical cost risk through the Plan for these Medical Assistance recipients. The acquisition also included a small block of commercial HMO products. As of December 31, 1999, substantially all of the commercial block had discontinued their insurance coverage with the Plan.

     For the period April 16, 1998 to December 31, 1998 the Company maintained a reinsurance contract to control exposure to potential medical losses arising from large risks. To the extent that the reinsurer does not meet its obligations assumed under the reinsurance contract, the Company remains primarily liable. Reinsurance premiums under terms of this reinsurance contract were $1,088,000 and $445,000 in the years ended June 30, 1999 and 1998, respectively, and are included in medical costs, net. Amounts recoverable under terms of this reinsurance contract as of December 31, 1999 and June 30, 1999 were $6,910,000 and $3,990,000, respectively, and are included in accounts receivable on the consolidated balance sheet. There were no amounts recoverable under terms of the reinsurance contract as of June 30, 1998.

     Effective January 1, 1999, the Company entered in to a 50% quota-share reinsurance agreement under which the reinsurer has assumed 50% of the Medicaid medical cost risk and certain non-medical expenses in exchange for 50% of the related Medicaid premium. Under this agreement, the Company received a $5,000,000 ceding allowance from the reinsurer. The ceding allowance is being realized in relation to profits ceded to the reinsurer. The Company realized $1,423,000 in the six month period ended December 31, 1999 and $2,457,000 in the year ended June 30, 1999, of the ceding allowance as a component of net revenue. Amounts ceded under the contract for premiums, medical costs and expenses for the six month period ended December 31, 1999 were $38,065,000, $32,998,000 and $3,153,000, respectively. The amounts ceded for the year ended June 30, 1999 were $37,821,000, $31,464,000 and $3,569,000, respectively.

     Under terms of the agreement, the Company could recapture the business ceded, subject to provisions of the agreement. On February 21, 2000, the Company elected to recapture the business ceded and accrued the recapture fee of $300,000 at December 31, 1999. There were no amounts recoverable under terms of this reinsurance contract as of December 31, 1999.

9.   OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

     At December 31, 1999, the Company's 1992 Long-Term Incentive Plan and the 1990 Stock Option Plan ("the Option Plans") permitted the granting of 1,200,000 options to officers, directors and employees. These can be either incentive stock options or non-qualified stock options. Options are generally granted at not less than market value at the date of grant and generally for a five-year period. The options have been granted at prices ranging from $5.250 to $15.50. A total of 73,390 common shares are available for future issuance under the Option Plans at December 31, 1999.

     Transactions related to outstanding options are as follows:

                                                                Weighted
                                                                Average
                                    Total       Exercisable     Exercise Price
                                  --------       --------       -------------
Balance at June 30, 1996           533,814        364,865       $    8.72
    Granted                        260,550           --             12.32
    Became exercisable                --           99,324            7.41
    Exercised                      (97,769)       (97,769)           9.06
    Expired                        (24,536)       (24,536)           8.85
                                  --------       --------
 Balance at June 30, 1997          672,059        341,884           10.06
    Granted                        237,600           --             12.61
    Became exercisable                --          161,523           10.36
    Exercised                     (105,449)      (105,449)           8.89
    Expired                        (77,341)       (71,041)          11.23
                                  --------       --------
Balance at June 30, 1998           726,869        326,917           10.72
    Granted                         77,250           --              9.92
    Became exercisable                --          184,606           11.57
    Exercised                      (40,745)       (40,745)           7.80
    Expired                        (54,228)       (31,895)          11.34
                                  --------       --------
Balance at June 30, 1999           709,146        438,883           10.63
    Granted                         15,000           --              8.47
    Became exercisable                --           61,317           12.10
    Expired                        (20,450)       (13,600)          12.39
                                  --------       --------
Balance at December 31, 1999       703,696        486,600           10.66
                                  ========       ========


     The following table summarizes information about the stock options at December 31, 1999:

                                           Options Outstanding                        Options Exercisable
                                -------------------------------------------        --------------------------
                                                Weighted
                                                Average
                                                Remaining        Weighted                           Weighted
     Range of Exercise                         Contractual       Average                            Average
           Prices                 Number      Life in Years    Exercise Price       Number       Exercise Price
     $5.250 - $7.875             111,368          0.24               $7.03          110,035             $7.04
     $8.00                        74,695          0.91                8.00           74,695              8.00
     $9.125 - $9.875              24,500          4.38                9.23            6,000              8.88
     $10.00                       59,000          3.50               10.00           23,997             10.00
     $10.125                      53,200          2.50               10.13           44,150             10.13
     $10.375 - $11.00             64,533          2.24               10.90           60,702             10.90
     $11.25 - $11.75              21,850          1.49               11.45           21,350             11.45
     $12.625                     162,600          2.50               12.63           56,534             12.63
     $12.875 -$15.50             131,950          2.58               13.33           89,137             13.27
                                 -------                                            -------
     $5.250 - $15.50             703,696          2.08               10.66          486,600             10.10
                                 =======                                            =======

     The number of options scheduled to expire by year are 185,702 in 2000, 33,244 in 2001, 386,250 in 2002, 74,000 in 2003 and 24,500 in 2004. As
     permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," to measure compensation cost for employee stock options. Under APB No. 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                                          Six Months Ended
                                            December 31,                        Year Ended June 30,
                                         -------------------    --------------------------------------------------------
                                                1999                 1999                 1998                1997
                                         -------------------    ---------------     ----------------    ----------------
     Risk Free Interest Rate Change        5.54% to 6.36%        3.95 to 5.93%       5.25 to 5.625%      5.85 to 6.73%
     Dividend Yield                              0%                   0%                   0%                  0%
     Volatility factor of the expected
       market price of the Company's
       common stock                             .626                 .622                 .577                .513


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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option's vesting period. Had the compensation cost been determined consistent with SFAS No. 123, the pro-forma impact would be as follows (in thousands):


                                               Six Months
                                            Ended December 31,                    Year Ended June 30,
                                            ----------------    --------------------------------------------------------
                                                  1999               1999                 1998                1997
                                            ----------------    ---------------     ----------------    ----------------
     Reported net income (loss)             $  (1,220)          $       371         $   (1,043)         $    2,241
     SFAS No. 123 Compensation Cost              (366)                 (540)              (282)               (324)
                                            ----------------    ---------------     ----------------    ----------------
     Proforma net income (loss)             $  (1,586)          $      (169)        $   (1,325)         $    1,917
                                            ----------------    ---------------     ----------------    ----------------

     Proforma net income (loss) per share:
          Basic                             $    (.34)          $      (.04)        $     (.29)         $      .45
          Diluted                           $    (.34)          $      (.04)        $     (.29)         $      .43


     On May 14, 1999, the shareholders approved the Company's 1999 Employee Stock Purchase Plan. The Plan permits employees to purchase stock of the Company at a lower of 85% of the closing price of the Company's common stock as of the commencement date of a plan year or 85% of the closing price of the Company's common stock as of the last date of a plan year. The first plan year began November 1, 1999 and $49,389 had been contributed at December 31, 1999. Initially, 60,000 shares of the Company's common stock have been reserved for issuance. Beginning November 1, 2000, and each year thereafter, the shares available for issuance will be increased so that up to 60,000 shares will be available for each plan year. The Plan will terminate on October 31, 2009, unless the Board of Directors extends the term of the plan.

10.  INCOME TAXES
     The components of income tax expense (benefit) were as follows (in thousands):

                               Six Months
                             Ended December 31,                    Year Ended June 30,
                            ----------------    --------------------------------------------------------
                                  1999               1999                 1998                1997
                            ----------------    ---------------     ----------------    ----------------
         Current:
             Federal        $         --        $         --        $          --       $        5
             State                    26                  20                   15               10
         Deferred                   (609)                262                  853            1,398
                            ----------------    ---------------     ----------------    ----------------
                            $       (583)       $        282        $         868       $    1,413
                            ================    ===============     ================    ================

     A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

                                               Six Months
                                             Ended December 31,                   Year Ended June 30,
                                            ----------------    --------------------------------------------------------
                                                  1999               1999                 1998                1997
                                            ----------------    ---------------     ----------------    ----------------
           Statutory rate                         (34.0%)              34.0%              34.0%               34.0%
           State income taxes                      (2.5)                3.6                2.8                 2.7
           Non-deductible meals
            and entertainment expenses               .6                 4.0                1.4                  .8%
           NOL expiration                           5.0                  --                 --                  --
           Other                                   (1.4)               (1.6)               1.6                 1.2
                                            ================    ===============     ================    ================
                                                  (32.3%)              43.2%              39.5%               38.7%
                                            ================    ===============     ================    ================

      The components of the deferred income tax liabilities and assets were as follows (in thousands):

                                         Six Months
                                           Ended
                                         December 31,      Year Ended June 30,
                                          --------       -----------------------
                                            1999           1999           1998
                                          --------       --------       --------
Deferred tax liabilities
  Prepaid expenses                        $     27       $     72       $     58
  Other assets                                 255            330            172
  Computer software costs                    8,004          9,483          8,519
  Tax over book depreciation                 1,182          1,188          1,016
                                          --------       --------       --------
      Total deferred tax liabilities         9,468         11,073          9,765
Deferred tax assets
  Receivables                                   88            135          1,747
  Accrued expenses                             605            558            428
  Ceding allowance                             388            890           --
  Net operating loss carryforwards          10,463         12,704          5,487
                                          --------       --------       --------
      Total deferred tax assets             11,544         14,287          7,662
      Less valuation allowance              (2,855)        (4,675)          (773)
                                          --------       --------       --------
      Total net deferred tax assets          8,689          9,685          6,889
                                          --------       --------       --------

Net deferred tax liabilities              $    779       $  1,388       $  2,876
                                          ========       ========       ========

     At December 31, 1999, the Company had net operating loss (NOL) carryforwards of $30,000,000 for income tax purposes that expire in years 2001 through 2018. Included in this NOL is $6,000,000 and $2,270,000 related to the estimated net operating carryforward of the Plan and stock options, respectively, and each has a full valuation allowance. The amount of NOL that will expire by year for which a deferred tax asset has been recognized is $3,801,000 in 2000, $1,664,000 in 2001, $299,000 in 2002,

     $1,334,000 in 2003, $66,000 in 2004 and $14,797,000 thereafter. The amount of the net operating loss carryforward related to the Plan is subject to the filing of the 2000 consolidated tax return of the former Parent of the Plan and the application of the consolidated tax return rules. The amount of the Plan's NOL that the Company will have available each year is further limited by Section 382 of the Internal Revenue Code and is estimated to be $333,000 per year. The Plan's NOL will expire in the years 2011 through 2016. The stock options when realized for financial statement purposes will be recorded as additional paid-in capital and not as a reduction of income tax expense. In addition, any Plan NOLs eventually realized would first be used to reduce net goodwill of $1,218,000 at December 31, 1999, and then to reduce income tax expense.

     Total income tax paid for the six months ended December 31, 1999 and for the years ended June 30, 1999, 1998 and 1997 was $38,000, $23,000, $14,786
     and $15,090, respectively.

11.  COMMITMENTS AND CONTINGENCIES

     The Company leases its office facilities and various equipment under operating and capital leases. Rental expense was approximately $2,467,000, $4,507,000, $4,276,000 and $3,564,000 for the six months ended December 31,
     1999 and for the years ended June 30, 1999, 1998 and 1997, respectively. The following is a schedule of future minimum rental payments required under operating leases (in thousands):

     Year ending December 31:

         2000                                $ 3,562
         2001                                  3,156
         2002                                  2,416
         2003                                  2,184
         2004                                  1,904
         Thereafter                            8,368
                                             -------
     Total minimum rental payments           $21,590
                                             =======

     In addition to the above amounts, additional rental payments are due under the office facility leases based on the lessor's operating costs.

     The following is a schedule of future minimum lease payments under capital leases (in thousands):

     Year ending December 31:

         2000                                $   463
         2001                                    410
         2002                                    143
                                             -------
     Total minimum lease payments              1,016
     Less amount representing interest           107
                                             -------
     Net minimum lease payments                  909
     Less current maturities                     380
                                             -------
     Long-term portion                       $   529
                                             =======

     The Company entered into capital lease agreements totaling $354,000 for data processing equipment and software for the six months ended December 31, 1999. The Company entered into no capital leases in the years ended June 30, 1999 and 1998.

     A dispute over amounts the Plan allegedly owes a previous provider arose during 1999. The provider alleges that the Plan failed to perform, and interfered with the provider's contractual obligations. The provider demands $4.7 million in damages, plus interest. The Company believes that the allegations are without merit and has filed a counterclaim for amounts in excess of $4.4 million for the provider's failure to perform under terms of the contract. The contract between the Plan and the provider requires that the dispute be settled in arbitration for which a hearing is scheduled in May 2000. The outcome of arbitration and the impact on the Company's operations is not determinable. The Company intends to defend its position vigorously in this matter.


     At times the Company is or may be involved in legal actions concerning benefit plan coverage, decisions by the Company or alleged medical malpractice by participating providers. If found liable in such actions, the Company may bear financial responsibility. Also, the Company is or may be involved in certain other claims and legal actions arising in the ordinary course of business. In the opinion of management, the claims and legal actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     As a risk contractor for Medicaid programs, the Company is subject to regulations covering operating procedures. The laws and regulations governing risk contractors are complex and subject to interpretation. The state of Pennsylvania and various regulatory bodies within the state, monitor the Company's operations to ensure compliance with the applicable laws and regulations. There can be no assurance that administrative or systems issues or the Company's current or future provider arrangements will not result in adverse action by regulatory authorities.

12.  SAVINGS PLAN

     The Company has a tax deferred savings plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code covering substantially all employees. Under the plan, the Company matches a minimum of 10% of eligible employees' contributions up to 6% of the employee's salary. Employee and employer matching contributions to the plan are remitted to a trustee on a biweekly basis. Company contribution expenses were $271,000, $567,000, $442,000, and $350,000 for the six months ended
     December 31, 1999 and for the years ended June 30, 1999, 1998, and 1997, respectively.

13.  SUBSEQUENT EVENT

     In January 2000, the Company through its subsidiary, HRM Health Plans (PA), Inc. (HRMPA) acquired from Hamilton HealthCenter, Inc. all of the outstanding stock of Pennsylvania HealthMATE, Inc., an 18,000 voluntary member health plan serving the Medicaid population in a six (6) county area. HRMPA assumed ownership of HealthMATE by assuming liabilities in excess of assets of approximately $2,500,000. The revenue from HealthMATE is expected to exceed $32,000,000 annually.

14.  SEGMENT REPORTING

Reportable segment information is as follows (in thousands):

                                                                                Risk
                                              Management     QualityFIRST       (HMO)
Six months ended December 31,1999:            Services Unit     Unit            Unit           Total
                                               ---------      ---------       ---------       ---------
Revenues from external clients                 $  22,622      $   2,062       $  42,017       $  66,701
Intersegment revenues(1)                          11,443            547            --            11,990
Investment income(2)                                  53           --               425             478
Interest expense(3)                                  407             97             107             611
Depreciation expense                               1,480             67              95           1,642
Amortization expense                               2,554          1,532            --             4,086
Segment pretax profit (loss)(4)                    1,009           (667)         (2,145)         (1,803)
Segment assets                                    39,002         10,716          31,119          80,837
Purchases of property and equipment and
computer software                                  2,131          1,630            --             3,761

                                                                                Risk
                                              Management     QualityFIRST       (HMO)
Year ended June 30, 1999:                     Services Unit     Unit            Unit           Total
                                               ---------      ---------       ---------       ---------
Revenues from external customers               $  48,731      $   4,064       $ 109,275       $ 162,070
Intersegment revenues(1)                          20,787          1,330            --            22,117
Investment income(2)                                 196           --               773             969
Interest expense(3)                                  714            170              90             974
Depreciation expense                               3,230            149             101           3,480
Amortization expense                               4,230          2,741            --             6,971
Segment pretax profit (loss)(4)                    1,608         (1,515)            560             653
Segment assets                                    46,291         11,033          31,245          88,569
Purchases of property and equipment and
computer software                                 10,793          3,586            --            14,379


(1) Intersegment Management Services Unit revenues represent the amounts charged to the Risk (HMO) unit under terms of an administrative services agreement. The revenue is eliminated in consolidation.

     Intersegment QualityFIRST Unit revenues represents amounts charged by the QualityFIRST Unit to the Management Services Unit ($188,000 and $456,000 for the six month period ended December 31, 1999 and the year ended June 30, 1999, respectively) and the Risk (HMO) unit $359,000 and $874,000 for the six month period ended December 31, 1999 and the year ended June 30, 1999, respectively) for use of the QualityFIRST(R) software. The revenue is based upon covered members or employees and is eliminated in consolidation.

(2) Investment income earned on fixed maturity investments is recorded in the Risk (HMO) Unit. All other investment income is recorded in the Management Services Unit.

(3) Interest expense on the surplus note payable is recorded in the Risk (HMO) Unit. The remaining interest expense has been allocated between the Management Services Unit and the QualityFIRST unit based upon segment assets.

(4) Corporate amounts have been allocated back to the respective business units based upon estimated resource usage. Oxford transition costs of $1,350,000 have been charged to the Risk (HMO) unit for the year ended June 30, 1999.

15.  QUARTERLY FINANCIAL DATA (Unaudited)

The following table presents certain unaudited quarterly results for the six months ended December 31, 1999 and for the years ended June 30, 1999 and 1998 (in thousands, except per share data).

                                 Six Month Period Ended December 31, 1999
                                 ----------------------------------------
                                      First          Second                                             Six
                                     Quarter         Quarter                                           Months
                                    ----------       ---------                                       -----------

     Net revenues                   $   35,703       $  31,476                                       $    67,179
                                    ==========       =========                                       ===========

     Net income (loss)              $      913       $  (2,133)                                      $    (1,220)
                                    ==========       =========                                       ===========

     Earnings (loss) per share:

       Basic                        $      .20       $    (.46)                                      $      (.26)
                                    ==========       =========                                       ===========


       Diluted                      $      .20       $    (.46)                                      $      (.26)
                                    ==========       =========                                       ===========



                                                           Year Ended June 30, 1999
                                    ----------------------------------------------------------------------------
                                     First            Second          Third           Fourth
                                     Quarter          Quarter         Quarter         Quarter         Year
                                    ----------       ---------       ----------      ----------      -----------

     Net revenues                   $   48,949       $  45,018       $   33,914      $   35,158      $   163,039
                                    ==========       =========       ==========      ==========      ===========

     Net income (loss)              $      (23)      $  (1,311)      $    1,069      $      636      $       371
                                    ==========       =========       ==========      ==========      ===========

     Earnings (loss) per share:

       Basic                        $     (.01)      $    (.28)      $      .23      $      .14      $       .08
                                    ==========       =========       ==========      ==========      ===========


       Diluted                      $     (.01)      $    (.28)      $      .23      $      .14      $       .08
                                    ==========       =========       ==========      ==========      ===========



                                                                Year Ended June 30, 1998
                                     ----------------------------------------------------------------------------
                                        First            Second         Third          Fourth
                                       Quarter           Quarter       Quarter         Quarter          Year
                                     ----------       ----------      ----------      ----------       ----------

    Net revenues                       $   17,046       $   17,989      $   16,972      $   42,830       $   94,837
                                       ==========       ==========      ==========      ==========       ==========

    Income (loss) before cumulative
    effect of accounting change        $      751       $      787      $       31      $     (241)      $    1,328

    Cumulative effect of
    accounting change                      (2,371)            --              --              --             (2,371)
                                       ----------       ----------      ----------      ----------       ----------

    Net income (loss)                  $   (1,620)      $      787      $       31      $     (241)      $   (1,043)
                                       ==========       ==========      ==========      ==========       ==========

    Basic earnings per share:

    Income (loss) before cumulative
    effect of accounting change        $      .17       $      .18      $      .01      $     (.05)      $      .29

    Cumulative effect of
    accounting change                        (.53)         --              --              --                  (.52)
                                       ----------       ----------      ----------      ----------       ----------

    Net income (loss)                  $     (.36)      $      .18      $      .01      $     (.05)      $     (.23)
                                       ==========       ==========      ==========      ==========       ==========

    Diluted earnings per share:

    Income (loss) before cumulative
    effect of accounting change        $      .16       $      .17      $      .01      $     (.05)      $      .29

    Cumulative effect of
    accounting change                        (.51)         --              --              --                  (.51)
                                       ----------       ----------      ----------      ----------       ----------

    Net income (loss)                  $     (.35)      $      .17      $      .01      $     (.05)      $     (.22)
                                       ==========       ==========      ==========      ==========       ==========


                                                                    Schedule II

                          HEALTH RISK MANAGEMENT, INC.
                        VALUATION AND QUALIFYING ACCOUNTS


                                                Balance at    Charged to     Charged to                    Balance at
                                                Beginning      Costs and        Other                        End of
                                                of Period      Expenses       Accounts      Deductions       Period

Six month transition period ended December 31, 1999:
   Allowance for uncollectible accounts           $323,500         $6,332       --           $74,832(1)      $255,000

Year ended June 30, 1999:
   Allowance for uncollectible accounts           $265,000       $113,159       --           $54,659(1)      $323,500

Year ended June 30, 1998:
   Allowance for uncollectible accounts           $260,000       $113,339       --          $108,339(1)      $265,000

Year ended June 30, 1997:
   Allowance for uncollectible accounts           $200,000       $127,014       --           $67,014(1)      $260,000

----------------
(1)  Uncollectible accounts written off.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HEALTH RISK MANAGEMENT, INC.

April 13, 2000                By: /s/  Gary McIlroy
                                  Gary T. McIlroy, M.D.
                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 13, 2000               By:  /s/ Gary McIlroy
                                  Gary T. McIlroy, M.D.
                                  Chairman of the Board, Chief Executive Officer
                                  and Director (principal executive officer)

April 13, 2000               By:  /s/ Marlene Travis
                                  Marlene Travis
                                  President, Secretary, Chief Operating Officer
                                  and Director

April 13, 2000               By:  /s/ Thomas P. Clark
                                  Thomas P. Clark
                                  Senior Vice President, Finance and Chief
                                  Financial Officer (principal financial
                                  officer and principal accounting officer)

April 13, 2000               By:  /s/ Vance Kenneth Travis
                                  Vance Kenneth Travis, Director

April 13, 2000               By:  /s/ Gary L. Damkoehler
                                  Gary L. Damkoehler, Director

April 13, 2000               By:  /s/ Raymond G. Schultze, M.D.
                                  Raymond G. Schultze, M.D., Director

April 13, 2000               By:  /s/ Robert L. Montgomery
                                  Robert L. Montgomery, Director

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

10.25 Second Amendment to the Credit Agreement between Health Risk Management, Inc. and U.S. National Bank Association dated June 30, 1999 -- incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (SEC File No. 0-18902).

10.26 Sublease Agreement dated February 10, 1999 between Day & Zimmermann, Inc. and Health Risk Management, Inc. as amended by First Amendment to Sublease dated April 6, 1999, related to the Company's offices at 1818 Market Street, Philadelphia, Pennsylvania -- incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (SEC File No. 0-18902).

10.27 Amended and Restated HealthChoices Southeast Agreement between the Commonwealth of Pennsylvania (Department of Public Welfare) and Oxford Health Plans (PA), Inc. dated January 1, 1999 -- incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (SEC File No. 0-18902).

10.28 Third Amendment to the Credit Agreement between Health Risk Management. Inc. and U.S. National Bank dated December 21, 1999.

21.      List of subsidiaries.

23.      Consent of Independent Auditors.

27.1 Financial Data Schedule for the six month transition period ended December 31, 1999 (filed in electronic format only).

--------------
* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.