Form 10-Q
period 2000-03-31
HEALTH RISK MANAGEMENT INC /MN/
filed 2000-05-15
CIK 869486

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2000

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

The number of shares of Common Stock par value $.01 per share, outstanding on May 12, 2000 was 4,661,801.

                          HEALTH RISK MANAGEMENT, INC.

                                      INDEX


Part I.    Financial Information                                     Page Number

           Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets -- at March 31, 2000 and
                December 31, 1999.............................................3

           Consolidated Statements of Net Income for the three months ended March 31, 2000 and 1999.................................4

           Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999.................................5

           Notes to Consolidated Financial Statements......................6-10

           Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............11-15

           Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk............................................15


Part II.   Other Information

           Item 6.  Exhibits and Reports on Form 8-K.........................16



Signatures...................................................................17

Exhibit Index................................................................18

PART I. ITEM 1. FINANCIAL INFORMATION

                          HEALTH RISK MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                     ASSETS

                                                                                     March 31,       December 31,
                                                                                        2000           1999
                                                                                     (Unaudited        (Note 1)
                                                                                   ------------      -----------
Current assets:
   Cash and cash equivalents                                                          $  7,186       $ 10,577
   Accounts receivable-net of allowance for doubtful accounts of $282
     and $255 at March 31, 2000 and December 31, 1999, respectively                     21,785         19,627
Deferred income taxes                                                                      700            700
Other                                                                                    1,641          1,448
                                                                                      --------       --------
     Total current assets                                                               31,312         32,352

Fixed maturity investments at fair value                                                 6,665          6,675
Computer software costs, less accumulated amortization of $25,521 and $23,612 at
   March 31, 2000 and December 31, 1999, respectively                                   25,694         26,180
Property and equipment, less accumulated depreciation of $17,409 and $16,631 at
   March 31, 2000 and December 31, 1999, respectively                                   13,153         11,078
Other assets                                                                             7,818          4,552
                                                                                      --------       --------
                                                                                      $ 84,642       $ 80,837
                                                                                      ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                   $  5,533       $  3,084
   Medical services payable                                                             22,911         22,506
   Due to reinsurer                                                                       --              138
   Accrued expenses                                                                      6,127          4,226
   Unearned revenues                                                                     1,607          2,774
   Current maturities of notes payable                                                   8,995          6,825
   Current portion of capitalized equipment leases                                         575            380
                                                                                      --------       --------
     Total current liabilities                                                          45,748         39,933

Deferred income taxes                                                                    1,574          1,479
Long-term portion of notes payable                                                        --            3,295
Long-term portion of capitalized equipment leases                                        1,504            529
Surplus note payable                                                                     2,500          2,500
Commitments and contingencies
Shareholders' equity:
Undesignated shares, $.01 par value, 9,700,000 authorized, none issued
   Series A preferred shares, $.01 par value, 300,000
   authorized, none issued
   Common shares, $.01 par value, 20,000,000 authorized, 4,661,801 and
   4,639,496 issued and outstanding at March 31, 2000 and December 31,
   1999, respectively                                                                       46             46
Additional paid-in capital                                                              32,313         32,192
Retained earnings                                                                        1,266          1,162
   Accumulated other comprehensive loss:
     Net unrealized loss on fixed maturity investments                                    (309)          (299)
                                                                                      --------       --------
     Total shareholders' equity                                                         33,316         33,101
                                                                                      --------       --------
                                                                                      $ 84,642       $ 80,837
                                                                                      ========       ========

See accompanying notes.

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF NET INCOME
                                   (Unaudited)
                      (in thousands, except per share data)

                                                    Three Months Ended
                                                          March 31,
                                                    --------------------
                                                     2000        1999
                                                    -------      -------
Revenues:
  Premiums-gross                                    $44,790      $37,962
  Ceding allowance                                     --          1,239
  Management service fees                            10,490       11,903
  QualityFIRST revenues                               1,174        1,059
  Investment income                                     287          279
                                                    -------      -------
     Total revenues                                  56,741       52,442
  Less ceded premiums                                  --         18,528
                                                    -------      -------
     Net revenues                                    56,741       33,914

Operating expenses:
   Medical costs, net                                36,783       15,644
   Cost of services, net                             15,437       13,144
   Selling, marketing and administration, net         3,985        3,174
   Interest expense                                     332          265
                                                    -------      -------
     Total operating expenses                        56,537       32,227
                                                    -------      -------

Income before income taxes                              204        1,687
Income tax expense                                      100          618
                                                    -------      -------

Net income                                          $   104      $ 1,069
                                                    =======      =======

Net income per share:
Basic                                               $   .02      $   .23
                                                    =======      =======
Diluted                                             $   .02      $   .23
                                                    =======      =======

Weighted average number of shares outstanding:
  Basic                                               4,653        4,624
                                                    =======      =======
  Diluted                                             4,654        4,665
                                                    =======      =======


     See accompanying notes.

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                         Three Months Ended
                                                                             March 31,
                                                                        2000          1999
                                                                      --------       --------

Cash flows from operating activities:
   Net income                                                         $    104       $  1,069
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Loss on disposal of equipment                                        14           --
       Depreciation                                                        834            941
       Amortization                                                      2,157          1,800
       Provision for deferred income taxes                                  95            614
       Changes in operating assets and liabilities:
         Accounts receivable                                              (690)         6,861
         Other assets                                                     (170)           980
         Accounts payable                                                2,442          1,339
         Medical services payable                                       (6,302)       (15,749)
         Due to reinsurer                                                 (138)         7,203
         Accrued expenses                                                  699          2,040
         Unearned revenues                                              (1,167)         4,063
                                                                      --------       --------
Net cash (used in) provided by operating activities                     (2,122)        11,161

Cash flows from investing activities:
   Acquisition of net liabilities (assets), net of cash acquired         1,593         (7,734)
   Computer software costs capitalized                                  (1,423)        (2,031)
   Property and equipment purchased                                       (231)          (595)
   Purchase of investments                                                --             (234)
                                                                      --------       --------
Net cash used in investing activities                                      (61)       (10,594)

Cash flows from financing activities:
   Proceeds from notes payable                                            --            4,000
   Principal payments on notes payable                                  (1,125)          (471)
   Principal payments on capital leases                                    (88)          (174)
   Issuance of common shares                                                 5            105
                                                                      --------       --------
Net cash (used in) provided by financing activities                     (1,208)         3,460
                                                                      --------       --------

(Decrease) increase in cash and cash equivalents                        (3,391)         4,027
Cash and cash equivalents at beginning of period                        10,577          6,736
                                                                      --------       --------

Cash and cash equivalents at end of period                            $  7,186       $ 10,763
                                                                      ========       ========

Supplemental disclosure:

   Equipment and computer software acquired under capital leases      $  1,258       $   --
                                                                      ========       ========

See accompanying notes.

                          HEALTH RISK MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' transition report on Form 10-K of the six month transition period ended December 31, 1999.

2.       Uses of Estimates

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

3.       Computer software costs

                                                         March 31,
                                                           2000     December 30,
                                                        (Unaudited)    1999
                                                        ----------- ------------
                                                             (in thousands)

         Computer software costs consist of the following:

            Care Management Software
                Cost                                     $20,685      $20,201
                Less accumulated amortization             10,020        9,161
                                                        ----------- ------------
                    Net book value                        10,665       11,040
            Claim Administration Software
                Cost                                      10,111        9,987
                Less accumulated amortization              5,058        4,803
                                                        ----------- ------------
                    Net book value                         5,053        5,184
            QualityFIRST(R)Software
                Cost                                      20,419       19,604
                Less accumulated amortization             10,443        9,648
                                                        ----------- ------------
                    Net book value                         9,976        9,956
                                                        ----------- ------------
            Computer software costs                      $25,694      $26,180
                                                        =========== ============

         The Company capitalizes its internal-use software related to its Care Management software and Claim Administration software in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1 "Accounting for Computer Software Developed For or Obtained For Internal Use" (the SOP).

         Effective October 1, 1999, the estimated remaining useful life of the AutoPILOT Care Management software was reduced from seven years to three years and no additional internal costs have been capitalized since that date.

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

4.       Net Income Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, (in thousands, except per share data):

                                                   2000        1999
                                                 ------      ------

         Numerator:
           Net income                            $  104      $1,069
                                                 ======      ======

         Denominator:
           Weighted-average shares-basic          4,653       4,624
           Effect of dilutive stock options           1          41
                                                 ------      ------
           Weighted-average shares-diluted        4,654       4,665
                                                 ======      ======

         Net income per share:
           Basic                                 $  .02      $  .23
                                                 ======      ======
           Diluted                               $  .02      $  .23
                                                 ======      ======



5.       Comprehensive Income

         The comprehensive income for the Company for the three months ended March 31, were as follows (in thousands):

                                                       2000         1999
                                                     ------       ------


         Net income                                  $  104       $1,069
         Change in net unrealized loss on fixed
             maturity investments                       (10)           9
                                                     ------       ------
         Comprehensive income                        $   94       $1,078
                                                     ======       ======

6.       Investments
         The amortized cost and fair value of available for sale fixed maturity investments consisted of the following (in thousands):


                                                               March 31, 2000
                                                               --------------
                                                             Gross         Gross
                                          Amortized       Unrealized     Unrealized   Fair
                                             Cost            Gains         Losses     Value
                                         -----------      ----------      -------     ------

     U.S. Treasury securities            $     4,941      $     --        $  270      $4,671
     Corporate bonds                           2,033            --            39       1,994
                                         -----------      ----------      ------      ------
                                         $     6,974      $     --        $  309      $6,665
                                         ===========      ==========      ======      ======

                                                               December 31, 1999
                                                               -----------------
                                                             Gross         Gross
                                          Amortized        Unrealized    Unrealized    Fair
                                             Cost            Gains         Losses      Value
                                          -----------      ----------      ------      ------

     U.S. Treasury securities             $     4,941      $     --        $  264      $4,677
     Corporate bonds                            2,033            --            35       1,998
                                          -----------      ----------      ------      ------
                                          $     6,974      $     --        $  299      $6,675
                                          ===========      ==========      ======      ======


All fixed maturity investments are due within five years as of March 31, 2000. Actual maturities may differ from contractual maturities because the borrowers may have the right to prepay such obligations without prepayment penalties.

There were no sales of fixed maturity investments during the three months ended March 31, 2000 and March 31, 1999.

At March 31, 2000 U.S. Treasury Securities with a book value of $100,000 were on deposit with the Commonwealth of Pennsylvania Insurance Department to satisfy regulatory requirements.

The net unrealized loss on fixed maturity investments included in shareholder's equity consisted of the following (in thousands):

                                             March 31, 2000    December 31, 1999
                                                 -----                -----
Gross unrealized loss on fixed
   maturity investments                          $(309)               $(299)
Adjustment for net deferred
   tax benefit, net of valuation allowance        --                   --
                                                 -----                -----
Net unrealized loss on fixed
   maturity investments                          $(309)               $(299)
                                                 =====                =====

7.       Acquisitions/Reinsurance Agreement

On January 27, 1999, the Company completed the acquisition of Oxford Health Plans (PA), Inc., now named HRM Health Plans (PA), Inc. (the Plan or HRMPA), a wholly-owned subsidiary of Oxford Health Plans, Inc. In the nine months prior to the acquisition, the Company managed the medical assistance component of the Plan under terms of a contract with Oxford Health Plans, Inc. The Company provided health plan management services and assumed the medical cost risk of the medical assistance recipients in and around Philadelphia, Pennsylvania.

As a result of the acquisition, the Company retained a $2,500,000 surplus note, which has an interest rate of 8.5% per annum. The note is classified as long-term due to the fact that the principal and interest on the note are payable only upon the Plan's receipt of prior approval from the Insurance Commissioner of the Commonwealth of Pennsylvania. Interest of $249,939 and $197,104 was accrued as of March 31, 2000 and December 31, 1999, respectively. The Plan is also restricted from paying dividends in excess of prior year net income or 10% of net worth without prior approval from the Insurance Commissioner. No dividends were paid during the three months ended March 31, 2000 and March 31, 1999.

After the acquisition, the Company continued to assume the medical cost risk through the Plan for these medical assistance recipients. The acquisition also included a small block of commercial HMO products. Substantially all of the commercial block has discontinued their insurance coverage with the Plan.

For the period April 16, 1998 to December 31, 1998 the Company maintained a reinsurance contract to control exposure to potential medical losses arising from large risks. To the extent that the reinsurer does not meet its obligations assumed under the reinsurance contract, the Company remains primarily liable. Amounts recoverable under terms of this reinsurance contract as of March 31, 2000 and December 31, 1999 were $6,910,000 and are included in accounts receivable on the consolidated balance sheet.

Effective January 1, 1999, the Company entered into a 50% quota share reinsurance agreement under which the reinsurer has assumed 50% of the Medicaid medical cost risk and certain non-medical expenses in exchange for 50% of the related Medicaid premium. Under this agreement, the Company received a $5,000,000 ceding allowance from the reinsurer. The ceding allowance is being realized in relation to profits ceded to the reinsurer. The Company realized $1,239,000 in the three month period ended March 31, 1999 of the ceding allowance. On February 21, 2000, the Company elected to recapture the business ceded effective January 1, 2000 and paid a recapture fee of $300,000. There were no amounts recoverable under terms of this reinsurance contract as of March 31, 2000. Amounts ceded under the contract premiums, medical costs and expenses for the three month period ended March 31, 1999 were $18,528,000, $15,210,000 and $1,935,000, respectively.

In January 2000, the Company, through its subsidiary HRMPA, acquired from Hamilton HealthCenter, Inc. all of the outstanding stock of Pennsylvania HealthMATE, Inc., an 18,000 voluntary member health plan serving the Medicaid population in a six (6) county area. HRMPA assumed ownership of HealthMATE by assuming liabilities in excess of assets of approximately $3,400,000. The $3,400,000 has been recorded as Goodwill and will be amortized on a straight line basis over 10 years. It is included in other assets on the consolidated balance sheet. The revenue from HealthMATE is expected to exceed $32,000,000 annually.

8.       Notes Payable

The net income of $104,000 for the quarter ended March 31, 2000 resulted in the Company not meeting bank covenants under bank loan agreements. As a result, $1,870,000 of the long-term portion of the notes payable has been reclassified as current maturities of notes payable in the consolidated balance sheet as of March 31, 2000.

9.       Reclassification

Certain items in the financial statements for the three months ended March 31, 1999 have been reclassified to conform to the 2000 presentations.

10.      Segment Reporting

         Reportable segment information is as follows (in thousands):


                                                                          Risk
Three months ended March 31, 2000:       Management     QualityFIRST     (HMO)
                                       Services Unit       Unit           Unit         Total
                                          --------       --------       --------      --------
Revenues from external clients            $ 10,490       $  1,174       $ 44,790      $ 56,454
Intersegment revenues(1)                     6,154            285           --           6,439
Investment income(2)                            41           --              246           287
Interest expense(3)                            225             54             53           332
Depreciation expense                           748             33             53           834
Amortization expense                         1,259            842             56         2,157
Segment pretax profit(4)                    (1,051)          (391)         1,646           204
Segment assets(4)                           42,205         10,656         31,781        84,642
Purchases of property and equipment
and computer software(5)
                                             3,310            815            227         4,352


                                                                          Risk
Three months ended March 31, 1999:      Management      QualityFIRST     (HMO)
                                       Services Unit       Unit           Unit         Total
                                          --------       --------       --------      --------
Revenues from external clients            $ 11,903       $  1,059       $ 20,673      $ 33,635
Intersegment revenues(1)                     5,503            308           --           5,811
Investment income(2)                            23           --              256           279
Interest expense(3)                            184             44             37           265
Depreciation expense                           849             41             50           940
Amortization expense                         1,099            701           --           1,800
Segment pretax profit(4)                       939           (363)         1,111         1,687
Segment assets(4)                           41,133         10,531         30,587        82,251
Purchases of property and equipment
and computer software                        2,471            766           --           3,237

(1) Intersegment Management Services Unit revenues represent the amounts charged to the Risk (HMO) Unit under terms of an administrative services agreement. The revenue is eliminated in consolidation.

     Intersegment QualityFIRST Unit revenues represents amounts charged by the QualityFIRST Unit to the Management Services Unit ($73,000 and $91,000 for the three months ended March 31, 2000 and 1999, respectively) and the Risk
     (HMO) unit ($212,000 and $217,000 for the three months ended March 31, 2000 and 1999, respectively) for use of the QualityFIRST(R) software. The revenue is based upon covered members or employees and is eliminated in consolidation.

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

(5) Included in the Management Services Unit are equipment and computer software acquired under capital leases of $1,258,000 and acquisition of property and equipment of $1,200,000. The Risk (HMO) Unit purchases relate to the acquisition of HealthMATE as described in Note 7.

Item 2.
       Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company's revenues consist primarily of Medicaid premiums for providing administrative services while assuming all the medical cost risk, management service fees for health plan management and QualityFIRST revenues for software licenses and subscription fees.

The Company's operating expenses are comprised of medical costs, net (consisting primarily of the net medical costs after the ceded portion of medical services and reinsurance, net of recoveries), its cost of services, net (consisting primarily of net costs after ceded portions of compensation of personnel, including nurses and physicians, telephone expenses, depreciation and amortization, rent, costs related to the Company's computer operations, costs related to customer service, and costs related to development of new services), and selling, marketing and administration expenses, net (consisting primarily of the net costs after ceded portions of sales commissions, advertising, sales account management personnel, bad debts, administration, professional services, insurance, compensation and depreciation). The medical costs, cost of services and selling, marketing and administration expenses are affected to varying degrees by the 50% quota share agreement related to the Medicaid block of business which was effective January 1, 1999 through December 31, 1999 (for further discussion of the 50% quota share agreement, see Note 8 of the audited financial statements for the six months ended December 31, 1999).

A significant portion of the Company's revenue is from the Risk Business Unit which owns an HMO serving a Medicaid membership. This business is subject to regulatory risks such as rate setting, reporting, net worth requirements, government agendas and the general health of the membership served. Service utilization for contracted charges payable to providers of care, pharmacies, vendors, etc. are highly variable and as such estimates are used to estimate charges incurred but not yet received. The medical loss for the Plan continues to be highly subjective. In the six month transition period ended December 31, 1999, management and the board recorded an additional $2,000,000 medical services payable because it desired to set a more conservative best estimate after considering the February 2000 claim payment information together with additional actuarial analysis. In the three months ended March 31, 2000, the Company added approximately $350,000 to the medical services payable for 1999 and prior to set additional conservative estimates of the liability.

The HMO has estimated receivables from insurance policies for aggregate coverage of excessive medical costs that may result in adjustments in the future. The Company's HMO had a 50% quota share agreement whereby 50% of premiums, investments, medical costs and certain administrative cost are ceded to an insurance company until a certain policy period has passed or a recapture is allowed under the policy. During the quarter ended March 31, 2000, the Company's HMO recaptured the business ceded effective January 2000 for a recapture fee of $300,000.

Accounts receivable at times may include performance bonus accruals which, when billed, may result in amounts greater than the accrual or less than the accrual because considerable time may pass between the accrual of the revenue and the actual billing of the performance bonus. The affected parties then require time to prove up the final calculations.

The Company adopted SOP 98-I on July 1, 1999 which resulted in lowering the amount capitalized for internally developed computer software related to its Care Management (AutoPILOT) and Claim Administration systems by approximately $500,000 per quarter based on the year ended June 30, 1999 analysis. This resulted in additional expense in the periods subsequent to June 30, 1999. Also, with the decision that the Company's Care Management system will be web-based versus web-enabled, the Company shortened the estimated useful life on AutoPILOT from 7 years to 3 years and this resulted in approximately $250,000 additional expenses in the quarter ended December 31, 1999, March 31, 2000 and each quarter thereafter for these years unless it is impaired or replaced before that time. In addition, no additional software costs will be capitalized related to AutoPILOT.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of revenues for the three months ended March 31, 2000 and March 31, 1999.


                                                    Three Months
                                                       Ended
                                                       March 31

                                                 2000         1999

  Total revenues                                 100%         100%
                                                 ====         ====

  Operating expenses:
     Medical costs, net                           82%(1)       81%(1)
  Cost of services, net                           27(2)        39(2)
    Selling, marketing and administration,         7(2)         9(2)
    net
  Interest expense                                 1(2)         1(2)
                                                 ----         ----
           Total operating expenses              100(2)        95(2)
                                                 ----         ----
  Income before income taxes                    *               5
  Income tax expense                            *               2
                                                ----          ----
  Net income                                    *               3%
                                                ====          ====

(1) Computed as a % of HMO premiums, net (gross premiums less ceded premiums).

(2)  Computed as a % of net revenues.

*    Less than 1% on a rounded basis

Revenues: Total revenues prior to the reduction for ceded premiums increased $4,299,000 (8%) for the first quarter ended March 31, 2000 compared to the same period in 1999 (from $52,442,000 to $56,741,000) This increase is primarily attributable to revenues from HMO operations offset by lower revenue from management service fees. Management service fees were impacted by a net decrease in the number of covered participants enrolled in the Company's management services.

Following is a breakout of net revenues:

                                                Three Months Ended
                                                    March 31,
                                        -----------------------------------
                                             2000              1999
                                             ----              ----

     Premiums - gross                      $44,790,000    $37,962,000
      Ceding allowance                              --      1,239,000
      Management service fees               10,490,000     11,903,000
     QualityFIRST revenues                   1,174,000      1,059,000
     Investment income                         287,000        279,000
                                           -----------    -----------
            Total revenues                  56,741,000     52,442,000
      Less ceded premiums                                 (18,528,000)
                                           -----------    -----------
                                                    --
            Net revenues                   $56,741,000    $33,914,000
                                           ===========    ===========

Premiums - gross are from HMO operations. The premiums-gross increased 18% or $6,828,000, for the first quarter ended March 31, 2000 compared to the same period in 1999 (increasing from $37,962,000 to $44,790,000). The increase was the result of two months of premium in the quarter ended March 31, 2000 from the HealthMATE Plan acquisition, membership category changes and rate adjustments effective January 2000. Total revenues include the ceding allowance and net revenues reflect the premiums that were ceded under the reinsurance agreement for the quarter ended March 31, 1999.

The management services revenue decreased 12% or $1,413,000, for the first quarter ended March 31, 2000 compared to the same period in 1999 (decreasing from $11,903,000 to $10,490,000) which was the result of the loss of two clients (an insurance company and a bankrupt health plan), and other decreases in total covered members in the the quarter ended March 31, 2000.

Revenues from QualityFIRST(R) increased 11% or $115,000 for the first quarter ended March 31, 2000 compared to the same period in 1999 (increasing from $1,059,000 to $1,174,000). The increases were the result of an increased number of clients and expansion of systems with existing clients.

Investment income increased 3% or $8,000 for the first quarter ended March 31, 2000 compared to the same period in 1999 (increasing from $279,000 to $287,000). This increase is the result of levels of short-term investments in the periods including any increases in interest rates earned.

Medical Costs, Net: Medical costs, net of amounts ceded, for the HMO increased 135% or $21,139,000 for the first quarter ended March 31, 2000 compared to the same period in 1999 due mainly to the ceding arrangement in 1999. As a percentage of net HMO premiums, net medical costs was 82.1% for the first quarter ended March 31, 2000 compared to 80.5% for the same period in 1999.

Cost of Services, Net: Cost of services, net of amounts ceded, increased 17% or $2,293,000 for the first quarter ending March 31, 2000 compared to the same period in 1999 (increasing from $13,144,000 to $15,437,000). The increase was primarily due to increased payroll and other expenses related to the HMO and implementing management services for additional covered lives. As a percentage of net revenues, the cost of service, net of amounts ceded, was 27% in the first quarter ending March 31, 2000 and 39% for the same period in 1999. The increase from 1999 to 2000 resulted mainly from the ceding arrangement in 1999 that ceded a portion of premiums and expenses that was not in place during the quarter ended March 31, 2000.

Selling, Marketing and Administration, Net: Selling, marketing and administration, net of amounts ceded, increased 26% or $811,000 for the first quarter ended March 31, 2000 compared to the same period in 1999 (increasing from $3,174,000 to $3,985,000). The increase was due primarily to additions or decreases to staff, travel, commission, bad debts, insurance, training programs and other expenses. This expense as a percentage of net revenues was 7% and 9% for the first quarter ended March 31, 2000 and the same period in 1999. The increase from 1999 to 2000 resulted mainly from the ceding arrangement in 1999 that ceded a portion of premiums and expenses that was not in place during the quarter ended March 31, 2000.

Interest Expense: Interest expense increased 25% or $67,000 for the quarter ended March 31, 2000 compared to the same period in 1999 (increasing from $265,000 to $332,000) and decreased as a percentage of net revenue from 0.8% to 0.6%. In fiscal 1999, additional loans were obtained to acquire the HMO. The increase from 1999 to 2000 resulted mainly from the ceding arrangement in 1999 that ceded a portion of premiums and expenses that was not in place during the quarter ended March 31, 2000.

Income Taxes: Income tax expense decreased in the first quarter ended March 31, 2000 from the same period a year ago by $518,000, or 84% (from $618,000 to $100,000) primarily due to fluctuations in levels of income before income taxes. Net income has been reported as fully taxed in the periods at the federal tax rate of 34% with the effective tax rate varying due to state income taxes, expired NOL's and nondeductible expenses. See Note 10 in the Notes to Consolidated Financial Statements for the six months ended December 31, 1999.

Liquidity and Capital Resources

The Company's cash flow used in operations was $2,122,000 and provided from operations was $11,161,000 for the first quarter ended March 31, 2000 and 1999, respectively. In 2000, cash flow from operations did not exceed net income primarily due to changes in operating assets and liabilities, including the medical services payable, being in excess of non-cash charges such as depreciation and amortization and deferred income taxes. In 1999, cash flow from operations exceeded net income primarily due to non-cash charges such as depreciation and amortization, deferred income taxes, and net changes in operating assets and liabilities including the medical services payable.

Acquisitions in the first quarter ended March 31, 2000 resulted in net liabilities acquired of $1,593,000. Acquisitions in the first quarter ended March 31, 1999 resulted in net assets acquired of $7,734,000. Cash has been used to invest in software and program enhancements ($1,423,000 and $2,031,000 for the first quarter ended March 31, 2000 and 1999, respectively). The Company also used cash to acquire property and equipment ($231,000 and $595,000 for the first quarter ended March 31, 2000 and 1999, respectively). Cash of $234,000 was used in the first quarter ended March 31, 1999 for the purchase of fixed maturity investments. The Company expects to continue to acquire property and equipment and enhance software and products.

HRM also used approximately $1,213,000 and $645,000 for the first quarter ended March 31, 2000 and 1999, respectively to repay principal on notes payable and capital leases. The Company borrowed $4,000,000 in the first quarter of calendar 1999. The Company received cash proceeds of $5,000 and $105,000 for the first quarter of calendar years 2000 and 1999, respectively, from stock options exercised for common stock by current or former employees and directors.

The Company had a working capital deficit of $14,436,000 and $7,581,000 at March 31, 2000 and December 31, 1999, respectively. The medical services payables reduced working capital by $22,911,000 and $22,506,000 at March 31, 2000 and December 31, 1999, respectively. The Company has fixed maturity investments of $6,665,000 and $6,675,000 available at March 31, 2000 and 1999, respectively, to be used to pay medical services payables, if the need arises.

The Company had a net operating loss carryforward of approximately $30,000,000 for income tax purposes at December 31, 1999, which can be used to reduce taxable income and cash flow necessary to pay taxes. The Company changed its tax accounting treatment to one of capitalizing computer software costs versus expensing them when incurred. This change should protect carry forward net operating loss (NOLs) for tax purposes going forward.

For the quarter ended March 31, 2000, the Company did not meet the $500,000 net income bank covenant under the bank loan agreements. The Company has included in the financial statements all debt to the bank as a current liability. The Company is working with the bank and expects to be able to resolve the bank covenant default. With such resolution, the Company believes that its cash and cash flow from operations, together with credit facilities which the Company has obtained, will be sufficient to finance the Company's anticipated normal expansion in calendar year 2000, but that by mid-year additional financing of the two new businesses will need to be obtained. The two new web-based business plans will require on-going support from the Company until external financing is obtained. The quarter ended March 31, 2000, included approximately $500,000 of internal start up expenses related to these business plans and at least that amount will be required going forward until they are financed, estimated by mid-year, and it is expected that they will then create positive cash flow back to the Company.

The Company has a term loan and revolving loan (principal balance of $6,070,000 and $2,925,000, respectively, as of March 31, 2000) with its bank and a revolving credit facility expiring January 30, 2001, under which the Company has $75,000 additional available at March 31, 2000. The revolving credit and term loan are secured by liens on the assets of the Company.

During the quarter ended March 31, 2000, the Company acquired approximately $32,000,000 of annual premium in its risk business unit by assuming approximately $3,400,000 of liabilities in excess of cash and other assets. These excess liabilities will reduce the net worth of our HMO entity by approximately $3,400,000, but it is believed that the HMO's net worth, the earnings of the HMO and a planned quota share insurance arrangement, will allow the HMO to continue to meet state statutory net worth requirements. The acquisition has been immediately profitable to the Company, because the Company has been able to leverage its equipment, systems and employees in the Medicaid business in the same state.

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

ITEM 3.
Quantitative and Qualitative Disclosure About Market Risk
There have been no material changes in the Company's interest rate market risk disclosures since December 31, 1999. For further information, refer to Item 7A in the Company's Transition Report on Form 10-K for the six months ended December 31, 1999.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 27 -- Financial Data Schedule (filed in electronic format only)

         (b) On February 14, 2000, the Company filed a report on Form 8-K reporting under Item 5, its acquisition of the outstanding stock of Pennsylvania HealthMATE, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Health Risk Management, Inc.



Dated:  May 15, 2000              By:    /s/Gary T. McIlroy
                                      Gary T. McIlroy, M.D.
                                      Chief Executive Officer



Dated:  May 15, 2000              By:     /s/Thomas P. Clark
                                      Thomas P. Clark
                                      Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  EXHIBIT INDEX

                                       to

                                    FORM 10-Q
                        For Quarter Ended March 31, 2000


                          HEALTH RISK MANAGEMENT, INC.

                             (SEC File No. 0-18902)







Exhibit
Number            Exhibit Description

27                Financial Data Schedule (filed in electronic format only)