Form 10-Q
period 2000-06-30
HEALTH RISK MANAGEMENT INC /MN/
filed 2000-08-21
CIK 869486

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                           Yes  X                 No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of Common Stock par value $.01 per share, outstanding on August 12, 2000 was 4,661,801.

                          HEALTH RISK MANAGEMENT, INC.

                                      INDEX


Part I.    Financial Information                                    Page Number

           Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets -- at June 30, 2000 and
                December 31, 1999.........................................3

           Consolidated Statements of Operations for the three months ended June 30, 2000 and 1999and the six months ended
                June 30, 2000 and 1999....................................4

           Consolidated Statements of Cash Flows for the six months
                ended June 30, 2000 and 1999..............................5

           Notes to Consolidated Financial Statements...................6-11

           Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations..........12-16

           Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk..............................................16


Part II.   Other Information

           Item 1.  Legal Proceedings....................................17

           Item 4.  Submission of Matters to a Vote of Security Holders..17

           Item 6.  Exhibits and Reports on Form 8-K.....................17

Signatures...............................................................18

Exhibit Index............................................................19

PART I. ITEM 1. FINANCIAL INFORMATION

                          HEALTH RISK MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                     ASSETS

                                                                                       June 30,          December 31,
                                                                                        2000                1999
                                                                                     (Unaudited)          (Note 1)
                                                                                   ----------------    ----------------
Current assets:
   Cash and cash equivalents                                                       $        1,990      $       10,577
   Accounts receivable-net of allowance for doubtful accounts of $280
     and $255 at June 30, 2000 and December 31, 1999, respectively                         25,144              19,627
   Deferred income taxes                                                                       --                 700
   Other                                                                                    1,411               1,448
                                                                                        ---------           ---------
     Total current assets                                                                  28,545              32,352

Fixed maturity investments at fair value                                                    6,683               6,675
Computer software costs, less accumulated amortization of $27,528 and
   $23,612 at June 30, 2000 and December 31, 1999, respectively                            25,851              26,180
Property and equipment, less accumulated depreciation of $18,382
   and $16,631 at June 30, 2000 and December 31, 1999, respectively                        11,987              11,078
Other assets                                                                                7,030               4,552
                                                                                        ---------           ---------
                                                                                   $       80,096      $       80,837
                                                                                        =========           =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $        7,417      $        3,084
   Medical services payable                                                                18,874              22,506
   Due to reinsurer                                                                            --                 138
   Accrued expenses                                                                         5,287               4,226
   Unearned revenues                                                                        5,473               2,774
   Current maturities of notes payable                                                      7,920               6,825
   Current portion of capitalized equipment leases                                            590                 380
                                                                                        ---------           ---------
     Total current liabilities                                                             45,561              39,933

Deferred income taxes                                                                          --               1,479
Long-term portion of notes payable                                                             --               3,295
Long-term portion of capitalized equipment leases                                           1,328                 529
Surplus note payable                                                                        2,500               2,500
Commitments and contingencies
Shareholders' equity:
  Undesignated shares, $.01 par value, 9,700,000 authorized, none issued
  Series A preferred shares, $.01 par value, 300,000 authorized, none issued
  Common shares, $.01 par value, 20,000,000 authorized, 4,661,801 and
     4,641,996 issued and outstanding at June 30, 2000 and December 31,
     1999, respectively                                                                        47                  46
   Additional paid-in capital                                                              32,313              32,192
   Retained earnings (deficit)                                                             (1,362)              1,162
   Accumulated other comprehensive loss:
     Net unrealized loss on fixed maturity investments                                       (291)               (299)
                                                                                        ---------           ---------
     Total shareholders' equity                                                            30,707              33,101
                                                                                        ---------           ---------
                                                                                   $       80,096      $       80,837
                                                                                        =========           =========
See accompanying notes.

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                               Three Months Ended                Six Months Ended
                                                                    June 30,                         June 30,
                                                         -----------------------------    -----------------------------
                                                             2000            1999            2000             1999
                                                         -------------    ------------    ------------     ------------
   Revenues:
     Premiums-gross                                      $    46,898      $  39,502       $   91,688       $  77,464
     Ceding allowance                                             --          1,218               --           2,457
     Management service fees                                   9,666         12,486           20,156          24,389
     QualityFIRST revenues                                     1,112            972            2,286           2,031
     Investment income                                           223            273              510             552
                                                         -------------    ------------    ------------     ------------
        Total revenues                                        57,899         54,451          114,640         106,893
     Less ceded premiums                                          --         19,293               --          37,821
                                                         -------------    ------------    ------------     ------------
        Net revenues                                          57,899         35,158          114,640          69,072

   Operating expenses:
      Medical costs, net                                      39,978         16,734           76,761          32,378
      Cost of services, net                                   16,244         13,841           31,681          26,985
      Selling, marketing and administration, net               5,077          3,213            9,062           6,387
      Interest expense                                            47            335              379             600
                                                         -------------    ------------    ------------     ------------
        Total operating expenses                              61,346         34,123          117,883          66,350
                                                         -------------    ------------    ------------     ------------
   Income (loss) before income taxes                          (3,447)         1,035           (3,243)          2,722
   Income tax expense (benefit)                                 (819)           399             (719)          1,017
                                                         -------------    ------------    ------------     ------------
   Net income (loss)                                     $    (2,628)     $     636       $   (2,524)      $   1,705
                                                         =============    ============    ============     ============
   Net income (loss) per share:
   Basic                                                 $      (.56)     $     .14       $     (.54)      $     .37
                                                         =============    ============    ============     ============
   Diluted                                               $      (.56)     $     .14       $     (.54)      $     .37
                                                         =============    ============    ============     ============
   Weighted average number of shares outstanding:
     Basic                                                     4,662          4,638            4,657           4,631
                                                         =============    ============    ============     ============
     Diluted                                                   4,662          4,669            4,658           4,667
                                                         =============    ============    ============     ============

     See accompanying notes.

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                               Six Months Ended
                                                                                   June 30,
                                                                           2000              1999
                                                                       -------------     -------------
Cash flows from operating activities:
   Net income (loss)                                                   $    (2,524)      $     1,705
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Loss on disposal of equipment                                            14                --
       Depreciation                                                          1,807             1,850
       Amortization                                                          4,444             3,660
       Provision for deferred income taxes                                    (779)            1,003
       Changes in operating assets and liabilities:
         Accounts receivable                                                (4,049)           (1,680)
         Other assets                                                          568               327
         Accounts payable                                                    4,310             1,947
         Medical services payable                                          (10,339)           (4,180)
         Due to reinsurer                                                     (138)              553
         Accrued expenses                                                      146             4,018
         Unearned revenues                                                   2,699             2,984
                                                                       -------------     -------------
Net cash (used in) provided by operating activities                         (3,841)           11,887

Cash flows from investing activities:
   Acquisition of net liabilities (assets), net of cash acquired             1,593            (7,734)
   Computer software costs capitalized                                      (3,587)           (3,832)
   Property and equipment purchased                                           (309)             (744)
   Purchase of investments                                                      --              (234)
                                                                       -------------     -------------
Net cash used in investing activities                                       (2,303)          (12,544)

Cash flows from financing activities:
   Proceeds from notes payable                                                  --             4,000
   Principal payments on notes payable                                      (2,200)             (996)
   Principal payments on capital leases                                       (248)             (274)
   Issuance of common shares                                                     5               120
                                                                       -------------     -------------
Net cash (used in) provided by financing activities                         (2,443)            2,850
                                                                       -------------     -------------

(Decrease) increase in cash and cash equivalents                            (8,587)            2,493
Cash and cash equivalents at beginning of period                            10,577             6,736
                                                                       -------------     -------------
Cash and cash equivalents at end of period                             $     1,990       $     9,229
                                                                       =============     =============
Supplemental disclosure:

   Equipment and computer software acquired under capital leases       $     1,258       $        --
                                                                       =============     =============

See accompanying notes.

                          HEALTH RISK MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

         During the six months ended June 30, 2000, the Company experienced a net decrease in cash and cash equivalents of $8,587,000. As discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company believes that its current cash and the cash flows to be generated from operations will be sufficient to finance the Company's normal operations including the payment of medical claim obligations. However, additional funding of the two new web-based business initiatives in future quarters will be limited until external financing can be obtained. It is expected that the new business will then create positive cash flow back to the Company.

2.       Uses of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant items include incurred but not yet reported claims included in medical services payable, recoveries from providers included in medical services payable, performance bonus accruals included in accounts receivable and the deferred tax asset valuation allowance. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

3.       Computer software costs

                                                                             June 30,
                                                                               2000                  December 31,
                                                                            (Unaudited)                  1999
                                                                        --------------------      --------------------
                                                                                       (in thousands)
         Computer software costs consist of the following:

              Care Management Software
                  Cost                                                  $          21,570         $          20,201
                  Less accumulated amortization                                    10,887                     9,161
                                                                        -----------------         -----------------
                      Net book value                                               10,683                    11,040
              Claim Administration Software


                  Cost                                                             10,283                     9,987
                  Less accumulated amortization                                     5,327                     4,803
                                                                        -----------------         -----------------
                      Net book value                                                4,956                     5,184
              QualityFIRST(R)Software
                  Cost                                                             21,526                    19,604
                  Less accumulated amortization                                    11,314                     9,648
                                                                        -----------------         -----------------
                      Net book value                                               10,212                     9,956
                                                                        -----------------         -----------------
              Computer software costs                                   $          25,851         $          26,180
                                                                        =================         =================

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

4.       Net Income (Loss) Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, and the six months ended June 30 (in thousands, except per share data):

                                                 Three Months Ended                  Six Months Ended
                                                      June 30,                           June 30,
                                           -------------------------------    --------------------------------
                                               2000              1999             2000              1999
                                           -------------     -------------    -------------     -------------
   Numerator:
     Net income (loss)                     $     (2,628)     $        636     $     (2,524)     $      1,705
                                           =============     =============    =============     =============
   Denominator:
     Weighted-average shares-basic                4,662             4,638            4,657             4,631
     Effect of dilutive stock options                --                31                1                36
                                           -------------     -------------    -------------     -------------
     Weighted-average shares-diluted              4,662             4,669            4,658             4,667
                                           =============     =============    =============     =============
   Net income (loss) per share:
     Basic                                 $       (.56)     $        .14     $       (.54)     $        .37
                                           =============     =============    =============     =============
     Diluted                               $       (.56)     $        .14     $       (.54)     $        .37
                                           =============     =============    =============     =============

5.       Comprehensive Income (Loss)

         The comprehensive income (loss) for the Company for the three months ended June 30 and the six months ended June 30, were as follows (in thousands):

                                                    Three Months Ended                  Six Months Ended
                                                         June 30,                           June 30,
                                              -------------------------------     ------------------------------
                                                  2000              1999              2000             1999
                                              --------------    -------------     -------------    -------------
         Net income (loss)                    $     (2,628)     $       636       $     (2,524)    $     1,705
         Change in net unrealized loss on
           fixed maturity investments                  (18)            (217)                 8            (208)
                                              --------------    -------------     -------------    -------------
         Comprehensive income                 $     (2,646)     $       419       $     (2,516)    $     1,497
                                              ==============    =============     =============    =============

6.       Investments
         The amortized cost and fair value of available for sale fixed maturity investments consisted of the following (in thousands):


                                                                  June 30, 2000
                                                                  -------------
                                                               Gross                Gross
                                          Amortized         Unrealized            Unrealized            Fair
                                             Cost              Gains                Losses              Value
                                        --------------- -------------------- --------------------- ----------------
     U.S. Treasury securities           $    4,941           $     --             $   253          $    4,688
     Corporate bonds                         2,033                 --                  38               1,995
                                           -------            -------             -------             -------
                                        $    6,974           $     --             $   291          $    6,683
                                           =======            =======             =======             =======



                                                                  December 31, 1999
                                                                  -----------------
                                                               Gross                Gross
                                          Amortized         Unrealized            Unrealized            Fair
                                             Cost              Gains                Losses              Value
                                        --------------- -------------------- --------------------- ----------------
     U.S. Treasury securities           $    4,941           $     --           $     264          $    4,677
     Corporate bonds                         2,033                 --                  35               1,998
                                           -------            -------             -------             -------
                                        $    6,974           $     --           $     299          $    6,675
                                           =======            =======             =======             =======

All fixed maturity investments are due within five years as of June 30, 2000. Actual maturities may differ from contractual maturities because the borrowers may have the right to prepay such obligations without prepayment penalties.

There were no sales of fixed maturity investments during the six months ended June 30, 2000 and June 30, 1999.

At June 30, 2000 U.S. Treasury Securities with a book value of $100,000 were on deposit with the Commonwealth of Pennsylvania Insurance Department to satisfy regulatory requirements.

The net unrealized loss on fixed maturity investments included in shareholder's equity consisted of the following (in thousands):






                                                                June 30, 2000         December 31, 1999
                                                            ----------------------    ----------------------
              Gross unrealized loss on fixed
                 maturity investments                       $        (291)            $        (299)
              Adjustment for net deferred
                 tax benefit, net of valuation allowance               --                        --
                                                            ----------------------    ----------------------
              Net unrealized loss on fixed
                 maturity investments                       $        (291)            $        (299)
                                                            ======================    ======================


7.       Acquisitions/Reinsurance Agreements

On January 27, 1999, the Company completed the acquisition of Oxford Health Plans (PA), Inc., now named HRM Health Plans (PA), Inc. (the Plan or HRMPA), a wholly-owned subsidiary of Oxford Health Plans, Inc. In the nine months prior to the acquisition, the Company managed the medical assistance component of the Plan under terms of a contract with Oxford Health Plans, Inc.(OHPI). The Company provided health plan management services and assumed the medical cost risk of the medical assistance recipients in and around Philadelphia, Pennsylvania.

As a result of the acquisition, the Company retained a $2,500,000 surplus note payable to OHPI. The note is classified as long-term due to the fact that the principal and interest on the note are payable only upon the Plan's receipt of prior approval from the Insurance Commissioner of the Commonwealth of Pennsylvania. The Plan is also restricted from paying dividends in excess of prior year net income or 10% of net worth without prior approval from the Insurance Commissioner. No dividends were paid during the six months ended June 30, 2000 and June 30, 1999. See Note 11, Subsequent Events.

For the period April 16, 1998 to December 31, 1998 the Company maintained a reinsurance contract to control exposure to potential medical losses arising from large risks. To the extent that the reinsurer does not meet its obligations assumed under the reinsurance contract, the Company remains primarily liable. Amounts recoverable under terms of this reinsurance contract as of June 30, 2000 and December 31, 1999 were $6,910,000 and are included in accounts receivable on the consolidated balance sheet. During the quarter ended June 30, 2000, the Company filed its final claim under terms of the reinsurance contract. The claim is currently under audit by the reinsurer.

Effective for the period January 1, 1999 to December 31, 1999, the Company had a 50% quota share reinsurance agreement under which the reinsurer assumed 50% of the Medicaid medical cost risk and certain non-medical expenses in exchange for 50% of the related Medicaid premium. Under this agreement, the Company received a $5,000,000 ceding allowance from the reinsurer. The ceding allowance was realized in relation to profits ceded to the reinsurer. The Company realized $1,218,000 in the three month period ended June 30, 1999 and $2,457,000 in the six month period ended June 30, 1999 of the ceding allowance. There were no amounts recoverable under terms of this reinsurance contract as of June 30, 2000. Amounts ceded under the contract premiums, medical costs and expenses for the three and six month periods ended June 30, 1999 were $19,293,000, $16,254,000, $1,634,000 and $37,821,000, $31,464,000, $3,569,000, respectively.

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

On June 29, 2000, effective July 1, 2000, the Company entered into a 33% quota share reinsurance agreement under which the reinsurer has assumed 33% of the Medicaid medical cost risk and certain non-medical expenses in exchange for 33% of the related Medicaid premium. Under this agreement, on July 6, 2000, the Company received a $4,000,000 ceding allowance from the reinsurer. The ceding allowance will be realized in relation to profits ceded to the reinsurer. The $4,000,000 has been recorded as accounts receivable and unearned revenues as of June 30, 2000, in the consolidated balance sheet.

8.       Notes Payable

The Company did not meet certain bank covenants under bank loan agreements during the quarters ended March 31, 2000 and June 30, 2000. Subsequent to June 30, 2000, the Company received a waiver for the covenant violations for these two quarters. In that the Company has not obtained waivers for future quarters, $820,000 of the long-term portion of the notes payable has been classified as current maturities of notes payable in the consolidated balance sheet as of June 30, 2000.

9.       Income Taxes

The effective tax benefit for the three and six month periods ended June 30, 2000, was less than the statutory rate because the Company was not able to recognize deferred tax assets in excess of deferred tax liabilities in that the utilization of such assets is not reasonably assured.

10.      Reclassification


Certain items in the financial statements for the three months ended June 30, 1999 have been reclassified to conform to the 2000 presentations.

11.      Subsequent Events

In August 2000, a settlement and Release Agreement (Agreement) was reached regarding a dispute over amounts the Plan allegedly owed to a previous provider. Under terms of the Agreement, the Plan agreed to pay the provider $500,000. This obligation has been included in accrued expenses in the consolidated balance sheet as of June 30, 2000, and in selling, marketing and administration, net, in the consolidated statement of operations for the three and six month periods ended June 30, 2000. The plan incurred approximately $450,000 in legal expenses related to the dispute during the quarter. The expenses have also been included in selling, marketing and administration, net.

In August 2000, the Plan and the Company reached agreement with OHPI on all post acquisition accounting transactions. Under terms of the agreement, the Company will acquire the existing $2,500,000 surplus note owed by the Plan to OHPI for $900,000 in the form of a promissory note bearing interest due March 31, 2001. The Plan agrees to remit $1,100,000 to OHPI for post acquisition accounting transactions payable no later than March 31, 2001. The net settlement gain of $1,600,000 on the surplus note will be recognized in the quarter ended September 30, 2000.

12.      Segment Reporting

         Reportable segment information is as follows (in thousands):


                                                                                      Risk
                                       Management            QualityFIRST             (HMO)
   Six months ended June 30, 2000:     Services Unit             Unit                 Unit              Total
                                       ----------------    -----------------     ---------------    --------------
Revenues from external clients            $20,156                $2,286             $91,688           $114,130
Intersegment revenues(1)                   12,657                   571                  --             13,228
Investment income(2)                           82                    --                 428                510
Interest expense(3)                           465                   110                (196)               379
Depreciation expense                        1,623                    73                 111              1,807
Amortization expense                        2,628                 1,675                 141              4,444
Segment pretax profit (loss)(4)            (3,535)               (1,155)              1,447             (3,243)
Segment assets(4)                          39,781                10,911              29,404             80,096
Purchases of property and equipment
and computer software                       4,174                 1,922                 227              6,323



                                                                                      Risk
                                       Management            QualityFIRST             (HMO)
   Six months ended June 30, 1999:     Services Unit             Unit                 Unit              Total
                                       ----------------    -----------------     ---------------    --------------
Revenues from external clients              $24,389                $2,031             $42,100           $68,520
Intersegment revenues(1)                     13,378                   622                  --            14,000
Investment income(2)                             49                    --                 503               552
Interest expense(3)                             412                    98                  90               600
Depreciation expense                          1,671                    78                 101             1,850
Amortization expense                          2,208                 1,452                  --             3,660
Segment pretax profit (4)                     3,977                  (698)               (557)            2,722
Segment assets(4)                            46,291                11,033              31,245            88,569
Purchases of property and equipment
and computer software                         2,823                 1,638                 973             5,434


(1) Intersegment Management Services Unit revenues represent the amounts charged to the Risk (HMO) Unit under terms of an administrative services agreement. The revenue is eliminated in consolidation.

         Intersegment QualityFIRST Unit revenues represents amounts charged by the QualityFIRST Unit to the Management Services Unit ($136,000 and $248,000 for the six months ended June 30, 2000 and 1999, respectively) and the Risk (HMO) unit ($435,000 and $374,000 for the six months ended June 30, 2000 and 1999, respectively) for use of the QualityFIRST(r) software. The revenue is based upon covered members or employees and is eliminated in consolidation.

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

(5) Included in the Management Services Unit are equipment and computer software acquired under capital leases of $1,258,000 and acquisition of property and equipment of $913,000. The Risk (HMO) Unit purchases relate to the acquisition of HealthMATE as described in Note 7.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company's revenues consist primarily of Medicaid premiums for providing administrative services while assuming all the medical cost risk, management service fees for health plan management and QualityFIRST revenues for software licenses and subscription fees.

The Company's operating expenses are comprised of medical costs, net (consisting primarily of the net medical costs after the ceded portion of medical services and reinsurance, net of recoveries), its cost of services, net (consisting primarily of net costs after ceded portions of compensation of personnel, including nurses and physicians, telephone expenses, depreciation and amortization, rent, costs related to the Company's computer operations, costs related to customer service, and costs related to development of new services), and selling, marketing and administration expenses, net (consisting primarily of the net costs after ceded portions of sales commissions, advertising, sales account management personnel, bad debts, administration, professional services, insurance, compensation and depreciation). The medical costs, cost of services and selling, marketing and administration expenses are affected to varying degrees by the 50% quota share agreement related to the Medicaid block of business which was effective January 1, 1999 through December 31, 1999 (for further discussion of the 50% quota share agreement, see note 7 of the financial statements enclosed).

A significant portion of the Company's revenue is from the Risk Business Unit which owns two plans serving Medicaid members. This business is subject to regulatory risks such as rate setting, reporting, net worth requirements, government agendas and the general health of the membership served. Service utilization for contracted charges payable to providers of care, pharmacies, vendors, etc. are highly variable and as such estimates are used to estimate charges incurred but not yet received. The medical loss for the Plan continues to be highly subjective. The Plan has, during the three months ended June 30, 2000, entered into settlement agreements with providers to finalize any liabilities prior to the calendar year 2000 so as to bring closure to estimated charges. The settlement agreement process continued in the third quarter.

The HMO has estimated receivables from insurance policies for aggregate coverage of excessive medical costs that may result in adjustments in the future. The Company's HMO had a 50% quota share agreement whereby 50% of premiums, investments, medical costs and certain administrative cost were ceded to an insurance company until a certain policy period has passed or there was a recapture as allowed under the policy. Effective January 1, 2000, the Company's HMO recaptured the business ceded effective January 2000 for a recapture fee of $300,000 which was accrued at December 31, 1999.

Accounts receivable, at times, may include performance bonus accruals which when billed, may result in amounts greater than the accrual or less than the accrual because considerable time may pass between the accrual of the revenue and the actual billing of the performance bonus. The affected parties then require time to prove up the final calculations.

The Company adopted SOP 98-I on July 1, 1999 which resulted in lowering the amount capitalized for internally developed computer software related to its Care Management (AutoPILOT) and Claim Administration systems by approximately $500,000 per quarter based on the year ended June 30, 1999 analysis. This resulted in additional expense in the periods subsequent to June 30, 1999. Also, with the decision that the Company's Care Management system will be web-based versus web-enabled, the Company shortened the estimated useful life on AutoPILOT from 7 years to 3 years and this resulted in approximately $250,000 additional expenses in the quarter ended December 31, 1999 and each quarter thereafter for these years unless it is impaired or replaced before that time. In addition, no additional software costs will be capitalized related to AutoPILOT. Costs capitalized during the quarter ended June 30, 2000, within Care Management Software were for the development of the Company's new Care Management system.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of revenues for the three and six months ended June 30, 2000 and 1999.

                                                      Three Months              Six Months
                                                         Ended                     Ended
                                                        June 30,                 June 30,

                                                     2000       1999           2000        1999
                                                     ----       ----           ----        ----

  Total revenues                                      100%       100%          100%        100%
                                                      ====       ====          ====        ====
  Operating expenses:
     Medical costs, net                                85%(1)     83%(1)        84%(1)      82%(1)
     Cost of services, net                             28(2)      39(2)         28(2)       39(2)
     Selling, marketing and administration, net         8(2)       9(2)          8(2)        9(2)
     Interest expense                                   *(2)       1(2)          *(2)        1(2)
                                                     ------      -----        ----        ----
           Total operating expenses                   106(2)      97(2)        103(2)       96
                                                     ------      -----        ----        ----
  Income (loss) before income taxes                    -6          3            -3           4
  Income tax expense (benefit)                         -1          1            -1           2
                                                     ------      -----        ----        ----
  Net income (loss)                                    -5          2%           -2           2
                                                     ======      =====        ====        ====


(1) Computed as a % of HMO premiums, net (gross premiums less ceded premiums).

(2) Computed as a % of net revenues.

*   Less than 1% on a rounded basis

Revenues: Total revenues prior to the reduction for ceded premiums increased $3,448,000 (6%) for the quarter ended June 30, 2000 compared to the same period in 1999 (from $54,451,000 to $57,899,000) and increased $7,747,000 (7%) for the six months ended June 30, 2000 compared to the same period in 1999 (from $106,893,000 to $114,640,000). These increases are primarily attributable to the acquisition of HealthMATE in January 2000 (see note 7 of the financial statements enclosed) offset by lower revenues from management service fees. Management service fees were impacted by a net decrease in the number of covered participants enrolled in the Company's management services.

Following is a breakout of net revenues:

                                                 Three Months Ended
                                                       June 30,
                                       ----------------------------------------
                                                 2000                 1999
                                                 ----                 ----

   Premiums - gross                            $46,898,000      $ 39,502,000
   Ceding allowance                                     --         1,218,000
   Management service fees                       9,666,000        12,486,000
   QualityFIRST revenues                         1,112,000           972,000
   Investment income                               223,000           273,000
                                               -----------      ------------
          Total revenues                        57,899,000        54,451,000
    Less ceded premiums                                 --       (19,293,000)
                                               -----------      ------------
          Net revenues                         $57,899,000      $ 35,158,000
                                               ===========      ============

                                                 Six Months Ended
                                                      June 30,
                                       ----------------------------------------
                                                2000                 1999
                                                ----                 ----

   Premiums - gross                            $91,688,000      $  77,464,000
   Ceding allowance                                     --          2,457,000
   Management service fees                      20,156,000         24,389,000
   QualityFIRST revenues                         2,286,000          2,031,000
   Investment income                               510,000            552,000
                                               -----------      -------------
         Total revenues                        114,640,000        106,893,000
    Less ceded premiums                                 --        (37,821,000)
                                               -----------      -------------
          Net revenues                        $114,640,000     $   69,072,000
                                               ===========      =============

Premiums - gross are from HMO operations. The premiums-gross increased 19% or $7,396,000, for the quarter ended June 30, 2000 compared to the same period in 1999 (increasing from $39,502,000 to $46,898,000) and increased 18% or
$14,224,000, for the six months ended June 30, 2000 compared to the same period in 1999 (increasing from $77,464,000 to $91,688,000). The increase was the result of the acquisition of HealthMATE as discussed above, membership category changes and rate adjustments effective January 2000. Total revenues include the ceding allowance, and net revenues reflect the premiums that are ceded under the reinsurance agreement for the quarter and six months ended June 30, 1999.

The management services revenue decreased 23% or $2,820,000, for the quarter ended June 30, 2000 compared to the same period in 1999 (decreasing from $12,486,000 to $9,666,000) and decreased 17% or $4,233,000, for the six months ended June 30, 2000 compared to the same period in 1999 (decreasing from $24,389,000 to $20,156,000) which was the result of the loss of an insurance company, bankruptcy of a health plan, and other decreases in total covered members.

Revenues from QualityFIRST(R) increased 14% or $140,000 for the quarter ended June 30, 2000 compared to the same period in 1999 (increasing from $972,000 to $1,112,000) and increased 13% or $255,000, for the six months ended June 30, 2000 compared to the same period in 1999 (increasing from $2,031,000 to $2,286,000). The increases were the result of an increased number of clients and expansion of systems with existing clients.

Investment income decreased 18% or $50,000 for the quarter ended June 30, 2000 compared to the same period in 1999 (decreasing from $273,000 to $223,000) and decreased 8% or $42,000, for the six months ended June 30, 2000 compared to the same period in 1999 (decreasing from $552,000 to $510,000). This decrease is the result of reduced levels of short-term and long-term investments in the periods offset by any increases in interest rates earned.

Medical Costs, Net: Medical costs, net of amounts ceded, for the HMO increased 139% or $23,244,000 for the quarter ended June 30, 2000 and increased 137% or $44,383,000 for the six months ended June 30, 2000 compared to the same periods in 1999 due mainly to the ceding arrangement that began in 1999 and ended at the beginning of 2000. As a percentage of net HMO premiums, net medical costs was 85.2% for the quarter ended June, 2000 compared to 82.8% for the same period in 1999 and 83.7% for the six months ended June 30, 2000 compared to 81.7% for the same period in 1999. These increased percentages are the result of the net impact of premium rate increases effective January 1, 2000 and an increase in the estimate for provider recoveries offset by increased pharmacy costs and changes in membership mix into higher cost categories.

Cost of Services, Net: Cost of services, net of amounts ceded, increased 17% or $2,403,000 for the quarter ending June 30, 2000 compared to the same period in 1999 (increasing from $13,841,000 to $16,244,000) and increased 17% or
$4,696,000 for the six months ending June 30, 2000 compared to the same period in 1999 (increasing from $26,985,000 to $31,681,000). The increases were primarily due to the ceding arrangement that began in 1999 and ended at the beginning of 2000, increased payroll and expenses related to the HMO acquisition and implementing management services for additional covered lives. As a percentage of net revenues, the cost of service, net of amounts ceded, was 28.1% in the quarter ending June 30, 2000 compared to 39.4% for the same period in 1999 and 27.6% in the six months ending June 30, 2000 compared to 39.1% for the same period in 1999.

Selling, Marketing and Administration, Net: Selling, marketing and administration, net of amounts ceded, increased 58% or $1,864,000 for the quarter ended June 30, 2000 compared to the same period in 1999 (increasing from $3,213,000 to $5,077,000) and increased 42% or $2,675,000 for the six months ending June 30, 2000 compared to the same period in 1999 (increasing from $6,387,000 to $9,062,000). The increases were due primarily to the ceding arrangement that began in 1999 and ended at the beginning of 2000, settlement of a provider dispute in August 2000 (see note 11 to the financials enclosed), network development in the HealthMATE service area, development costs related to the two new business initiatives, additions or decreases to staff, travel, commission, bad debts, insurance, training programs and other expenses. This expense as a percentage of net revenues was 8.8% and 9.1% for the quarter ended June 30, 2000 compared to the same period in 19991999 and 7.9% in the six months ending June 30, 2000 compared to 9.2% for the same period in 1999.

Interest Expense: Interest expense decreased 86% or $288,000 for the quarter ended June 30, 2000 compared to the same period in 1999 (decreasing from $335,000 to $47,000) and decreased 37% or $221,000 for the six months ending June 30, 2000 compared to the same period in 1999 (decreasing from $600,000 to $379,000). In fiscal 1999, additional loans were obtained to acquire the HMO. In the quarter ended June 30, 2000, the Company reversed interest accrued on the surplus note to Oxford Health Plans, Inc. in the amount of $303,000.

Income Taxes: Income tax expense decreased in the quarter ended June 30, 2000 from the same period a year ago by $1,218,000, or 305% (from a tax expense of $399,000 to a tax benefit of $819,000) and decreased in the six months ended June 30, 2000 from the same period a year ago by $1,736,000, or 171% (from a tax expense of $1,017,000 to a tax benefit of $719,000) primarily due to fluctuations in levels of income or loss before income taxes. The net income or loss has been reported as fully taxed in the periods at the federal tax rate of 34% with the effective tax rate varying due to state income taxes, expired NOL's, nondeductible expenses and the excess of deferred tax assets over deferred tax liabilities. See note 9 of the financial statements enclosed.

Liquidity and Capital Resources

The Company's cash flow used in operations was $3,841,000 and provided from operations was $11,887,000 for the six months ended June 30, 2000 and 1999, respectively. In 2000, cash used in operations exceeded the net loss primarily due to net changes in operating assets and liabilities including the medical services payable in excess of non-cash charges such as depreciation and amortization and deferred income taxes. In 1999, cash flow from operations exceeded net income primarily due to non-cash charges such as depreciation and amortization, deferred income taxes, and net changes in operating assets and liabilities including the medical services payable.

Cash of $1,593,000 was provided by net liabilities, net of cash, from companies acquired in the six months ended June 30, 2000 and cash of $7,734,000, net of cash acquired, was used in the six months ended June 30, 1999 to purchase Oxford Health Plans (PA), Inc., now named HRM Health Plans (PA), Inc., on January 27, 1999. Cash has been used to invest in software and program enhancements ($3,587,000 and $3,832,000 for the six months ended June 30, 2000 and 1999, respectively). The Company also used cash to acquire property and equipment ($309,000 and $744,000 for the six months ended June 30, 2000 and 1999, respectively). Cash of $234,000 was used in the six months ended June 30, 1999 from the purchase of fixed maturity investments. The Company expects to continue to acquire property and equipment and enhance software and products.

HRM also used approximately $2,448,000 and $1,270,000 for the six months ended June 30, 2000 and 1999, respectively, to repay principal on notes payable and capital leases. The Company borrowed $4,000,000 in the first quarter of calendar 1999. The Company received cash proceeds of $5,000 and $120,000 for the six months ended June 30, 2000 and 1999, respectively, from stock option exercises for common stock by current or former employees and directors.

The Company had a working capital deficit of $17,016,000 and $7,581,000 at June 30, 2000 and December 31, 1999, respectively. The medical services payables reduced working capital by $18,074,000 and $22,506,000 at June 30, 2000 and December 31, 1999, respectively. The Company has fixed maturity investments of $6,683,000 and $6,675,000 available at June 30, 2000 and December 31, 1999, respectively, to be used to pay medical services payables, if the need arises.

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

The Company believes that its current cash and the cash flows to be generated from operations, together with credit facilities which the Company has obtained, will be sufficient to finance the Company's anticipated normal operations in calendar year 2000, but, on a near-term basis, additional financing of the two new web-based business initiatives needs to be obtained. The Company anticipates raising a minimum of $8,000,000 of external financing in future quarters in the form of cash or accounts payable obligations converted into convertible debentures. The two new web-based business plans will require on-going support from the Company until external financing is obtained. For the quarters ended March 31, 2000 and June 30, 2000, the Company has received a waiver from the bank for the net income bank covenant under the bank loan agreements. All debt to the bank has been recorded as a current liability as of June 30, 2000. The quarter ended June 30, 2000, included approximately $1,000,000 of expenses related to the new web-based business initiatives. Investment in future quarters will be limited until they are financed, and it is expected that the new business will then create positive cash flow back to the Company.

The Company has a term loan and revolving loan (principal balance of $5,020,000 and $2,900,000, respectively, as of June 30, 2000) with its bank and a revolving credit facility expiring January 30, 2001, under which the Company has no additional funds available under the facility at June 30, 2000. The revolving credit and term loan are secured by liens on the assets of the Company.

During the quarter ended March 31, 2000, the Company acquired approximately $32,000,000 of annual premium in its risk business unit by assuming approximately $3,500,000 of liabilities in excess of cash and other assets. These excess liabilities will impact the net worth of the HMO entity, but it is believed that the HMO's net worth, the earnings of the HMO and a quota share insurance arrangement, will allow the HMO to meet state statutory net worth requirements. The acquisition has been immediately profitable to the Company, because the Company has been able to leverage its equipment, systems and employees in the Medicaid business in the same state.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

A suit brought against the Company in April 1999 in United States District Court for the District of Illinois, as previously reported, and an additional suit filed in May 2000 in the United States District Court for the District of Minnesota to prevent the Company from holding its annual meeting, were settled in May 2000 by the company and the plaintiffs (Chiplease, Inc., Banco Panamericano, Inc., Leslie Jasbine and Leon A. Greenblatt, III) entering into a Standstill Agreement whereby the plaintiffs, who at the time beneficially owned an aggregate of 675,500 shares of Company stock, (1) are entitled to nominate a person as a director on the Company's board of directors who is acceptable to and elected by the board and such plaintiffs so nominated Andrew A. Jahelka who was elected to the board; (2) may increase their aggregate beneficial ownership of the Company stock to 1,165,000 shares without triggering provisions of the Company's shareholder rights plan; (3) agree to vote their shares as may be directed by a majority of the Company's independent directors; and (4) dismissed all litigation against the Company commenced by them. For additional information regarding the settlement, see Exhibit 10.1 to this Form 10-Q.

A dispute, previously reported, with a provider, that was submitted to arbitration in September 1999 was settled by the Company and the provider in August 2000. Under terms of the settlement, the Plan agreed to pay the provider $500,000. This obligation has been included in accrued expenses in the consolidated balance sheet as of June 30, 2000, and in selling, marketing and administration, net, in the consolidated statement of operations for the three and six month periods ended June 30, 2000. The plan incurred approximately $450,000 in legal expenses related to the dispute during the quarter. The expenses have also been included in selling, marketing and administration, net.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of the Company's shareholders was held on Monday, May 22, 2000.

         (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected.

         (c)      At the Annual Meeting the following matter was voted upon:

                  (i) The following persons were elected as Class B Directors for a three-year term:

                 Nominee           Votes For              Votes Withheld

        Marlene Travis             2,990,638                 1,405,825
        Vance Kenneth Travis       2,995,238                 1,401,225

                  The terms of office for the following directors continued after the Meeting: Gary T. McIlroy, M.D., Gary L. Damkoehler, Raymond G. Schultze, M.D., Robert L. Montgomery and Andrew A. Jahelka.

                  (ii) By a vote of 2,469,652 shares in favor, with 1,920,411 shares against, 6,400 shares abstaining and no broker nonvotes, the shareholders approved the selection of Ernst & Young, LLP as independent auditors for the current fiscal year.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 27 -- Financial Data Schedule
                           (filed in electronic format only)

         (b) No reports on Form 8-K were filed during the three months ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Health Risk Management, Inc.



Dated:  August 21, 2000            By:    /s/Gary T. McIlroy
                                       Gary T. McIlroy, M.D.
                                       Chief Executive Officer



Dated:  August 21, 2000            By:     /s/Thomas P. Clark
                                       Thomas P. Clark
                                       Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  EXHIBIT INDEX

                                       to

                                    FORM 10-Q
                         For Quarter Ended June 30, 2000


                          HEALTH RISK MANAGEMENT, INC.

                             (SEC File No. 0-18902)



Exhibit
Number            Exhibit Description
------            -------------------
10.1              Standstill Agreement, dated May 19, 2000, among Health Risk
                  Management, Inc., Chiplease, Inc., Banco Panamericano, Inc.,
                  Leslie Jabine and Leon A. Greenblatt, III.

10.2 Fourth Amendment to the Credit Agreement between Health Risk Management, Inc. and U.S. National Bank dated April 10, 2000.

27                Financial Data Schedule (filed in electronic format only)