Form 10-Q
period 2000-09-30
HEALTH RISK MANAGEMENT INC /MN/
filed 2000-11-14
CIK 869486

 QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-18902

Health Risk Management, Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1407404 (I.R.S. Employer Identification Number)

10900 Hampshire Avenue South, Minneapolis, Minnesota 55438
(Address of principal executive offices, Zip Code)

(612) 829-3500
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    The number of shares of Common Stock par value $.01 per share, outstanding on November 14, 2000 was 4,681,950.

HEALTH RISK MANAGEMENT, INC.

INDEX

Page Number
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets—at September 30, 2000 and December 31, 1999	3
Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999 and the nine months ended September 30, 2000 and 1999	4
Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999	5
Notes to Consolidated Financial Statements	6-12
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13-18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 2. Changes in Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Submission of Matters to a Vote of Security Holders	19
Item 5. Other Information	19
Item 6. Exhibits and Reports on Form 8-K	19
Signatures	20
Exhibit Index	21

PART I. ITEM 1. FINANCIAL INFORMATION

HEALTH RISK MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2000	December 31, 1999
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$407	$10,577
Accounts receivable—net of allowance for doubtful accounts of $257 and $255 at September 30, 2000 and December 31, 1999, respectively	18,876	19,627
Deferred income taxes	—	700
Other	1,514	1,448

Total current assets	20,797	32,352
Fixed maturity investments at fair value	5,256	6,675
Computer software costs, less accumulated amortization of $32,431 and $23,612 at September 30, 2000 and December 31, 1999, respectively	22,804	26,180
Property and equipment, less accumulated depreciation of $19,304 and $16,631 at September 30, 2000 and December 31, 1999, respectively	11,335	11,078
Other assets	7,810	4,552

	$68,002	$80,837

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,119	$3,084
Medical services payable	14,899	22,506
Due to reinsurer	1,099	138
Accrued expenses	5,438	4,226
Unearned revenues	4,466	2,774
Current maturities of notes payable	10,361	6,825
Current portion of capitalized equipment leases	679	380

Total current liabilities	44,061	39,933
Deferred income taxes	—	1,479
Long-term portion of notes payable	—	3,295
Long-term portion of capitalized equipment leases	1,349	529
Surplus note payable	—	2,500
Commitments and contingencies
Shareholders' equity:
Undesignated shares, $.01 par value, 9,700,000 authorized, none issued
Series A preferred shares, $.01 par value, 300,000 authorized, none issued
Common shares, $.01 par value, 20,000,000 authorized, 4,661,801 and 4,641,996 issued and outstanding at September 30, 2000 and December 31, 1999, respectively	47	46
Additional paid-in capital	32,313	32,192
Retained earnings (deficit)	(9,562)	1,162
Accumulated other comprehensive loss:
Net unrealized loss on fixed maturity investments	(206)	(299)

Total shareholders' equity	22,592	33,101

	$68,002	$80,837

See accompanying notes.

HEALTH RISK MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenues:
Premiums—gross	$47,153	$40,074	$138,841	$117,538
Ceding allowance	955	1,161	955	3,618
Management service fees	9,060	12,215	29,216	36,604
QualityFIRST revenues	1,091	1,029	3,377	3,060
Investment income	183	231	693	783

Total revenues	58,442	54,710	173,082	161,603
Less ceded premiums	15,764	19,007	15,764	56,828

Net revenues	42,678	35,703	157,318	104,775
Operating expenses:
Medical costs, net	31,331	16,605	108,092	48,983
Cost of services, net	17,245	14,212	48,926	41,197
Selling, marketing and administration, net	3,531	3,089	12,593	9,476
Interest expense	321	307	700	907
Gain on surplus note	(1,600)	—	(1,600)	—

Total operating expenses	50,828	34,213	168,711	100,563

Income (loss) before income taxes	(8,150)	1,490	(11,393)	4,212
Income tax expense (benefit)	50	577	(669)	1,594

Net income (loss)	$(8,200)	$913	$(10,724)	$2,618

Net income (loss) per share:
Basic	$(1.76)	$.20	$(2.30)	$.56

Diluted	$(1.76)	$.20	$(2.30)	$.56

Weighted average number of shares outstanding:
Basic	4,662	4,639	4,659	4,634

Diluted	4,662	4,666	4,659	4,667

See accompanying notes.

HEALTH RISK MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2000	1999
Cash flows from operating activities:
Net income (loss)	$(10,724)	$2,618
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Realized loss on investments	14	1
Loss on disposal of equipment	(10)	—
Gain on surplus note	(1,600)	—
Depreciation	2,753	2,653
Amortization	9,626	5,514
Provision for deferred income taxes	(779)	1,575
Changes in operating assets and liabilities:
Accounts receivable	2,219	(167)
Other assets	757	545
Accounts payable	4,164	1,545
Medical services payable	(14,314)	(7,132)
Due to reinsurer	961	787
Accrued expenses	297	2,369
Unearned revenues	1,692	1,460

Net cash (used in) provided by operating activities	(4,944)	11,768
Cash flows from investing activities:
Acquisition of net liabilities (assets), net of cash acquired	1,593	(7,734)
Computer software costs capitalized	(4,400)	(5,149)
Property and equipment, net	(227)	(904)
Sale of investments	1,498	1,639
Purchase of investments	—	(234)

Net cash used in investing activities	(1,536)	(12,382)
Cash flows from financing activities:
Proceeds from notes payable	—	4,000
Principal payments on notes payable	(3,250)	(1,661)
Principal payments on capital leases	(445)	(367)
Issuance of common shares	5	120

Net cash (used in) provided by financing activities	(3,690)	2,092

(Decrease) increase in cash and cash equivalents	(10,170)	1,478
Cash and cash equivalents at beginning of period	10,577	6,736

Cash and cash equivalents at end of period	$407	$8,214

Supplemental disclosure:
Equipment and computer software acquired under capital leases	$1,564	$—

See accompanying notes.

HEALTH RISK MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

    The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Transition Report on Form 10-K for the six month transition period ended December 31, 1999.

    During the nine months ended September 30, 2000, the Company experienced a net decrease in cash and cash equivalents of $10,170,000. As discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company believes that its current cash and the cash flows to be generated from operations will be sufficient to finance the Company's normal operations including the payment of medical claim obligations. However, additional funding of the two new web-based business initiatives in future quarters will be limited until external financing can be obtained. It is expected that the new business will then create positive cash flow back to the Company.

2.  Uses of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant items include incurred but not yet reported claims included in medical services payable, recoveries from providers included in medical services payable, performance bonus accruals included in accounts receivable and the deferred tax asset valuation allowance. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein. Approximately $4,000,000 of additional reserves were recorded in the third quarter to cover obligations for the first six months of 2000 in that claim experience for the first six months of calendar year 2000 has developed less favorably than expected at June 30, 2000.

3.  Computer software costs

	September 30, 2000	December 31, 1999
	(Unaudited)
	(in thousands)
Computer software costs consist of the following:
Care Management Software
Cost	$22,547	$20,201
Less accumulated amortization	14,625	9,161

Net book value	7,922	11,040
Claim Administration Software
Cost	10,500	9,987
Less accumulated amortization	5,606	4,803

Net book value	4,894	5,184
QualityFIRST® Software
Cost	22,188	19,604
Less accumulated amortization	12,200	9,648

Net book value	9,988	9,956

Computer software costs	$22,804	$26,180

    The Company capitalizes its internal-use software related to its Care Management software and Claim Administration software in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1 "Accounting for Computer Software Developed For or Obtained For Internal Use" (the SOP).

    Effective October 1, 1999, the estimated remaining useful life of the AutoPILOT Care Management software (AutoPILOT) was reduced from seven years to three years and no additional internal costs have been capitalized since that date. On October 13, 2000, the Company announced that its new Care Management software will be operational in January 2001. As a result, AutoPILOT's June 30, 2000, net book will be amortized over the third and fourth quarters of the year ended December 31, 2000. The amortization expense will increase from $720,000 per quarter to $3,600,000 per quarter. The increased amortization is included in cost of services, net.

    The Company capitalizes QualityFIRST® computer software costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. The capitalized costs are amortized based on the greater of the amount computed using (a) the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or (b) a straight-line basis over their estimated useful lives, ranging from three to ten years.

4.  Net Income (Loss) Per Share

    The computation of basic and diluted earnings per share for the three months and nine months ended September 30, were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Numerator:
Net income (loss)	$(8,200)	$913	$(10,724)	$2,618

Denominator:
Weighted-average shares—basic	4,662	4,639	4,659	4,634
Effect of dilutive stock options	—	27	—	33

Weighted-average shares—diluted	4,662	4,666	4,659	4,667

Net income (loss) per share:
Basic	$(1.76)	$.20	$(2.30)	$.56

Diluted	$(1.76)	$.20	$(2.30)	$.56

5.  Comprehensive Income (Loss)

    The comprehensive income (loss) for the Company for the three and nine months ended September 30, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Net income (loss)	$(8,200)	$913	$(10,724)	$2,618
Change in net unrealized loss on fixed maturity investments	85	(23)	93	(231)

Comprehensive income (loss)	$(8,115)	$890	$(10,631)	$2,387

6.  Investments

    The amortized cost and fair value of available for sale fixed maturity investments consisted of the following (in thousands):

	September 30, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$4,941	$—	$189	$4,752
Corporate bonds	521	—	17	504

	$5,462	$—	$206	$5,256

	December 31, 1999
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$4,941	$—	$264	$4,677
Corporate bonds	2,033	—	35	1,998

	$6,974	$—	$299	$6,675

    All fixed maturity investments are due within five years as of September 30, 2000. Actual maturities may differ from contractual maturities because the borrowers may have the right to prepay such obligations without prepayment penalties. Proceeds from sales of investments in bonds during the nine months ended September 30, 2000 and 1999, were $1,498,530 and $1,639,764, respectively. Gross losses realized on sales of investments in bonds during the nine months ended September 30, 2000 were $14,389. Gross gains and losses on sales of investments in bonds during the nine months ended September 30, 1999 were $8,356 and $6,829, respectively.

    At September 30, 2000 U.S. Treasury Securities with a book value of $100,000 were on deposit with the Commonwealth of Pennsylvania Insurance Department to satisfy regulatory requirements.

    The net unrealized loss on fixed maturity investments included in shareholder's equity consisted of the following (in thousands):

	September 30, 2000	December 31, 1999
Gross unrealized loss on fixed maturity investments	$(206)	$(299)
Adjustment for net deferred tax benefit, net of valuation allowance	—	—

Net unrealized loss on fixed maturity investments	$(206)	$(299)

7.  Acquisitions/Reinsurance Agreements

    In January 2000, the Company, through its subsidiary HRM Health Plans (PA), Inc. (HRMPA), acquired from Hamilton HealthCenter, Inc. all of the outstanding stock of Pennsylvania HealthMATE, Inc., an 18,000 voluntary member health plan serving the Medicaid population in a six (6) county area. HRMPA assumed ownership of HealthMATE by assuming liabilities in excess of assets of approximately $3,400,000. The $3,400,000 has been recorded as goodwill and will be amortized on a straight line basis over 10 years. It is included in other assets on the consolidated balance sheet. The revenue from HealthMATE is expected to exceed $32,000,000 annually.

    On June 29, 2000, effective July 1, 2000, the Company entered into a 33% quota share reinsurance agreement under which the reinsurer has assumed 33% of the Medicaid medical cost risk and certain non-medical expenses in exchange for 33% of the related Medicaid premium. Under this agreement, on July 6, 2000, the Company received a $4,000,000 ceding allowance from the reinsurer. The ceding allowance will be realized in relation to profits ceded to the reinsurer. The Company realized $955,000 in the three month period ended September 30, 2000, of the ceding allowance as a component of net revenue. Amounts ceded under the contract for premiums, medical costs and expenses for the three month period ended September 30, 2000, were $15,764,000, $12,903,000 and $1,762,000, respectively.

    During 1999, the Company had in effect a 50% quota share reinsurance agreement under which the reinsurer assumed 50% of the Medicaid medical cost risk and certain non-medical expenses in exchange for 50% of the related Medicaid premium. The ceding allowance was realized in relation to profits ceded to the reinsurer. The Company realized $1,161,000 and $3,618,000 in the three and six month periods ended September 30, 1999, respectively, of the ceding allowance as a component of net revenue. Amounts ceded under the contract for premiums, medical costs and expenses for the three month period ended September 30, 1999, were $19,007,000, $15,986,000 and $1,739,000, respectively and $56,828,000, $47,450,000 and $5,308,000 for the nine month period ended September 30, 1999, respectively.

8.  Notes Payable

    The Company did not meet certain bank covenants under bank loan agreements during the quarter ended September 30, 2000. As of September 30, 2000, the Company has outstanding a $2,900,000 note payable to the bank under a revolving credit agreement and a term loan which has an unpaid balance of $3,900,000. Subsequent to September 30, 2000, the Company received a waiver for the covenant violations for the quarter ended September 30, 2000. Additionally, the Credit Agreement with the bank was amended to consolidate the note payable and term loan into a single term loan payable in monthly installments of $225,000, including interest, (currently $425,000 per month) with interest at the bank reference rate plus 2.75%.

    During the quarter ended September 30, 2000, the Company converted $1,214,000 of accounts payable obligations to notes payable. The notes have terms of less than one year, an interest rate of 10% and some contain equity conversion features.

9.  Income Taxes

    The effective tax benefit for the three and nine month periods ended September 30, 2000, was less than the statutory rate because the Company was not able to recognize deferred tax assets in excess of deferred tax liabilities in that the utilization of such assets is not reasonably assured.

10.  Reclassification

    Certain items in the financial statements for the three months ended September 30, 1999 have been reclassified to conform to the 2000 presentations.

11.  Gain on Surplus Note

    In August 2000, the Plan and the Company reached agreement with Oxford Health Plans, Inc. (OHPI) on all post acquisition accounting transactions. Under terms of the agreement, the Company acquired the existing $2,500,000 surplus note owed by the Plan to OHPI for $900,000 in the form of a promissory note bearing 10% interest due March 31, 2001. Additionally, The Plan agreed to remit $1,100,000 to OHPI for post acquisition accounting transactions payable no later than October 31, 2000. As the liability for post acquisition accounting transactions was recorded prior to the agreement, the net settlement gain on the surplus note was $1,600,000.

12.  Segment Reporting

    Reportable segment information is as follows (in thousands):

	Management Services Unit	QualityFIRST Unit	Risk (HMO) Unit	Total
Nine months ended September 30, 2000:
Revenues from external clients	$29,216	$3,377	$124,031	$156,625
Intersegment revenues(1)	19,124	851	—	19,975
Investment income(2)	117	—	576	693
Interest expense(3)	724	172	(196)	700
Depreciation expense	2,456	128	169	2,753
Amortization expense	6,834	2,566	226	9,626
Segment pretax loss(4)	(8,437)	(2,052)	(904)	(11,393)
Segment assets(4)	37,462	10,950	19,590	68,002
Purchases of property and equipment and computer software	4,186	2,584	227	6,997
Nine months ended September 30, 1999:
Revenues from external clients	$36,604	$3,060	$64,328	$103,992
Intersegment revenues(1)	19,859	904	0	20,763
Investment income(2)	67	—	716	783
Interest expense(3)	616	147	144	907
Depreciation expense	2,391	111	151	2,653
Amortization expense	3,319	2,195	0	5,514
Segment pretax profit(4)	4,914	(1,022)	320	4,212
Segment assets(4)	44,966	10,963	27,060	82,989
Purchases of property and equipment and computer software	3,917	2,391	973	7,281

(1)
Intersegment Management Services Unit revenues represent the amounts charged to the Risk (HMO) Unit under terms of an administrative services agreement. The revenue is eliminated in consolidation.

  Intersegment QualityFIRST Unit revenues represents amounts charged by the QualityFIRST Unit to the Management Services Unit ($194,000 and $349,000 for the nine months ended September 30, 2000 and 1999, respectively) and the Risk (HMO) unit ($657,000 and $555,000 for the nine months ended September 30, 2000 and 1999, respectively) for use of the QualityFIRST®

  software. The revenue is based upon covered members or employees and is eliminated in consolidation.

(2)
Investment income earned on fixed maturity investments is recorded in the Risk (HMO) Unit. All other investment income is recorded in the Management Services Unit.

(3)
Interest expense on the surplus note payable is recorded in the Risk (HMO) Unit. The remaining interest expense has been allocated between the Management Services Unit and the QualityFIRST unit based upon segment assets.

(4)
Corporate amounts have been allocated back to the respective business units based upon estimated resource usage. Included in the pretax loss for the Risk (HMO) Unit is the $1,600,000 gain on surplus note. Included in the pretax loss for the Management Services Unit is the additional software amortization of $2,900,000 as described in Note 3.

(5)
Included in the Management Services Unit are equipment and computer software acquired under capital leases of $1,564,000. The Risk (HMO) Unit purchases relate to the acquisition of HealthMATE as described in Note 7.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

    The Company's revenues consist primarily of Medicaid premiums for providing administrative services while assuming all the medical cost risk, management service fees for health plan management and QualityFIRST revenues for software licenses and subscription fees.

    The Company's operating expenses are comprised of medical costs, net (consisting primarily of the net medical costs after the ceded portion of medical services and reinsurance, net of recoveries), its cost of services, net (consisting primarily of net costs after ceded portions of compensation of personnel, including nurses and physicians, telephone expenses, depreciation and amortization, rent, costs related to the Company's computer operations, costs related to customer service, and costs related to development of new services), and selling, marketing and administration expenses, net (consisting primarily of the net costs after ceded portions of sales commissions, advertising, sales account management personnel, bad debts, administration, professional services, insurance, compensation and depreciation). The medical costs, cost of services and selling, marketing and administration expenses are affected to varying degrees by a 33% quota share agreement related to the Medicaid block of business which was effective July 1, 2000 through September 30, 2000 and the 50% quota share agreement related to the Medicaid block of business which was effective January 1, 1999 through December 31, 1999 (for further discussion of the quota share agreements, see note 7 of the consolidated financial statements enclosed).

    A significant portion of the Company's revenue is from the Risk Business Unit which owns two plans serving Medicaid members. This business is subject to regulatory risks such as rate setting, reporting, net worth requirements, government agendas and the general health of the membership served. Service utilization for contracted charges payable to providers of care, pharmacies, vendors, etc. are highly variable and therefore estimates are used to estimate charges incurred but not yet received. The medical loss for the Plan continues to be highly subjective. The Plan has, during the three months ended September 30, 2000, continued the process begun in the second quarter of entering into settlement agreements with providers so as to finalize any liabilities incurred prior to the calendar year 2000. Claim experience for the first six months of calendar year 2000 has developed less favorably than expected at June 30, 2000. Approximately $4,000,000 of additional reserves were recorded in the third quarter to cover obligations for the first six months of the year.

    The HMO has estimated receivables from insurance policies for aggregate coverage of excessive medical costs that may result in adjustments in the future. The Company's HMO had a 50% quota share agreement whereby 50% of premiums, investments, medical costs and certain administrative costs were ceded to an insurance company until a certain policy period had passed or there was a recapture as allowed under the policy. Effective January 1, 2000, the Company's HMO recaptured the business ceded for a recapture fee of $300,000 which was accrued at December 31, 1999. Effective July 1, 2000, the Company's HMO entered into a 33% quota share agreement whereby 33% of premiums, investments, medical costs and certain administrative cost were ceded to an insurance company until a certain policy period has passed or there was a recapture as allowed under the policy

    Accounts receivable, at times, may include performance bonus accruals which when billed, may result in amounts greater than the accrual or less than the accrual because considerable time may pass between the accrual of the revenue and the actual billing of the performance bonus. The affected parties then require time to prove up the final calculations.

    Effective October 1, 1999, the estimated remaining useful life of the AutoPILOT Care Management software (AutoPILOT) was reduced from seven years to three years and no additional internal costs have been capitalized since that date. On October 13, 2000, the Company announced that its new Care Management software will be operational in January 2001. As a result, AutoPILOT's

June 30, 2000, net book value will be amortized over the third and fourth quarters of the year ended December 31, 2000. The amortization expense will increase from the previous rate of $720,000 per quarter to $3,600,000 per quarter. Costs capitalized during the quarter ended September 30, 2000, within Care Management Software were for the development of the Company's new Care Management system.

Results of Operations

    The following table sets forth certain consolidated financial data as a percentage of revenues for the three and nine months ended September 30, 2000 and 1999.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2000		1999		2000		1999
Total revenues	100%		100%		100%		100%

Operating expenses:
Medical costs, net	100	%(1)	79	%(1)	88	%(1)	81	%(1)
Cost of services, net	40	(2)	40	(2)	31	(2)	39	(2)
Selling, marketing and administration, net	8	(2)	9	(2)	8	(2)	9	(2)
Interest expense	1	(2)	1	(2)	*	(2)	1	(2)
Gain on surplus note	(4)	(2)	—		(1)	(2)	—

Total operating expenses	119	(2)	96	(2)	107	(2)	96	(2)

Income (loss) before income taxes	(19)		4		(7	)(2)	4
Income tax expense (benefit)	*		2		*		2

Net income (loss)	(19)		2%		(7)		2

(1)
Computed as a % of HMO premiums, net (gross premiums less ceded premiums).

(2)
Computed as a % of net revenues.

*
Less than 1% on a rounded basis

    Revenues:  Total revenues prior to the reduction for ceded premiums increased $3,732,000 (7%) for the quarter ended September 30, 2000 compared to the same period in 1999 (from $54,710,000 to $58,442,000) and increased $11,479,000 (7%) for the nine months ended September 30, 2000 compared to the same period in 1999 (from $161,603,000 to $173,082,000). These increases are primarily attributable to the acquisition of HealthMATE in January 2000 (see note 7 of the financial statements) offset by lower revenues from management service fees. Management service fees were impacted by a net decrease in the number of covered participants enrolled in the Company's management services.

    Following is a breakout of net revenues:

	Three Months Ended September 30,
	2000	1999
Premiums—gross	$47,153,000	$40,074,000
Ceding allowance	955,000	1,161,000
Management service fees	9,060,000	12,215,000
QualityFIRST revenues	1,091,000	1,029,000
Investment income	183,000	231,000

Total revenues	58,442,000	54,710,000
Less ceded premiums	(15,764,000)	(19,007,000)

Net revenues	$42,678,000	$35,703,000

	Nine Months Ended September 30,
	2000	1999
Premiums—gross	$138,841,000	$117,538,000
Ceding allowance	955,000	3,618,000
Management service fees	29,216,000	36,604,000
QualityFIRST revenues	3,377,000	3,060,000
Investment income	693,000	783,000

Total revenues	173,082,000	161,603,000
Less ceded premiums	(15,764,000)	(56,828,000)

Net revenues	$157,318,000	$104,775,000

    Premiums—gross are from HMO operations. The premiums—gross increased 18% or $7,079,000, for the quarter ended September 30, 2000 compared to the same period in 1999 (increasing from $40,074,000 to $47,153,000) and increased 18% or $21,303,000, for the nine months ended September 30, 2000 compared to the same period in 1999 (increasing from $117,538,000 to $138,841,000). The increase was the result of the acquisition of HealthMATE as discussed above, membership category changes and rate adjustments effective January 2000. Total revenues include the ceding allowance, and net revenues reflect the premiums that are ceded under the reinsurance agreements for the quarters and nine months ended September 30, 2000 and 1999.

    The management services revenue decreased 26% or $3,155,000, for the quarter ended September 30, 2000 compared to the same period in 1999 (decreasing from $12,215,000 to $9,060,000) and decreased 20% or $7,388,000, for the nine months ended September 30, 2000 compared to the same period in 1999 (decreasing from $36,604,000 to $29,216,000) which was the result of the loss of an insurance company, bankruptcy of a health plan, and other decreases in total covered members.

    Revenues from QualityFIRST® increased 6% or $62,000 for the quarter ended September 30, 2000 compared to the same period in 1999 (increasing from $1,029,000 to $1,091,000) and increased 10% or $317,000, for the nine months ended September 30, 2000 compared to the same period in 1999 (increasing from $3,060,000 to $3,377,000). The increases were the result of an increased number of clients and expansion of systems with existing clients.

    Investment income decreased 21% or $48,000 for the quarter ended September 30, 2000 compared to the same period in 1999 (decreasing from $231,000 to $183,000) and decreased 11% or $90,000, for the nine months ended September 30, 2000 compared to the same period in 1999 (decreasing from

$783,000 to $693,000). This decrease is the result of reduced levels of short-term and long-term investments in the periods offset by any increases in interest rates earned.

    Medical Costs, Net: Medical costs, net of amounts ceded, for the HMO increased 89% or $14,726,000 for the quarter ended September 30, 2000 and increased 121% or $59,109,000 for the nine months ended September 30, 2000 compared to the same periods in 1999 due mainly to the ceding arrangements described above. As a percentage of net HMO premiums, net medical costs was 99.8% for the quarter ended September 30, 2000 compared to 78.8% for the same period in 1999 and 87.8% for the nine months ended September 30, 2000 compared to 80.7% for the same period in 1999. These increased percentages are the result of the net impact of premium rate increases effective January 1, 2000 and an increase in the estimate for provider recoveries recorded in the second quarter of 2000 offset by the recording of approximately $4,000,000 of medical costs in the third quarter of 2000 to cover greater than estimated obligations for the first six months of 2000, increased pharmacy costs and changes in membership mix into higher cost categories.

    Cost of Services, Net: Cost of services, net of amounts ceded, increased 21% or $3,033,000 for the quarter ending September 30, 2000 compared to the same period in 1999 (increasing from $14,212,000 to $17,245,000) and increased 19% or $7,729,000 for the nine months ending September 30, 2000 compared to the same period in 1999 (increasing from $41,197,000 to $48,926,000). The increases were primarily due to the ceding arrangements described above, increased payroll and expenses related to the HMO acquisition and implementing management services for new covered lives. As a percentage of net revenues, the cost of service, net of amounts ceded, was 40.4% in the quarter ending September 30, 2000 compared to 39.8% for the same period in 1999 and 31.1% in the nine months ending June 30, 2000 compared to 39.3% for the same period in 1999.

    Selling, Marketing and Administration, Net: Selling, marketing and administration, net of amounts ceded, increased 14% or $442,000 for the quarter ended September 30, 2000 compared to the same period in 1999 (increasing from $3,089,000 to $3,531,000) and increased 33% or $3,117,000 for the nine months ending September 30, 2000 compared to the same period in 1999 (increasing from $9,476,000 to $12,593,000). The increases were due primarily to the ceding arrangements described above, settlement of a provider dispute (including legal fees), network development in the HealthMATE service area, development costs related to the two new business initiatives, additions or decreases to staff, travel, commission, bad debts, insurance, training programs and other expenses. This expense as a percentage of net revenues was 8.3% and 8.7% for the quarter ended September 30, 2000 compared to the same period in 1999 and 8.0% in the nine months ending September 30, 2000 compared to 9.0% for the same period in 1999.

    Interest Expense: Interest expense increased 5% or $14,000 for the quarter ended September 30, 2000 compared to the same period in 1999 (increasing from $307,000 to $321,000) and decreased 23% or $207,000 for the nine months ending September 30, 2000 compared to the same period in 1999 (decreasing from $907,000 to $700,000). In fiscal 1999, additional loans were obtained to acquire the HMO. In the quarter ended June 30, 2000, the Company reversed interest accrued on the surplus note to Oxford Health Plans, Inc. in the amount of $303,000. In the quarter ended September 30, 2000, the Company converted $1,214,000 of accounts payable obligations to notes payable. The notes have terms of less than one year with an interest rate of 10%.

    Gain on Surplus Note: In August 2000, the Plan and the Company reached agreement with Oxford Health Plans, Inc. (OHPI) on all post acquisition accounting transactions. Under terms of the agreement, the Company acquired the existing $2,500,000 surplus note owed by the Plan to OHPI for $900,000 in the form of a promissory note bearing 10% interest due March 31, 2001. The Plan agreed to remit $1,100,000 to OHPI for post acquisition accounting transactions. A payment of $500,000 was remitted to OHPI on November 1, 2000. The balance of the note is to be paid no later than November 30, 2000. The net settlement gain on the surplus note was $1,600,000.

    Income Taxes: Income tax expense decreased in the quarter ended September 30, 2000 from the same period a year ago by $527,000, or 91% (from a tax expense of $577,000 to a tax expense of $50,000) and decreased in the nine months ended September 30, 2000 from the same period a year ago by $2,263,000, or 142% (from a tax expense of $1,594,000 to a tax benefit of $669,000) primarily due to fluctuations in levels of income or loss before income taxes. The net income or loss has been reported as fully taxed in the periods at the federal tax rate of 34% with the effective tax rate varying due to state income taxes, expired NOL's, nondeductible expenses and the excess of deferred tax assets over deferred tax liabilities. See note 9 of the financial statements enclosed.

Liquidity and Capital Resources

    The Company's cash flow used in operations was $4,944,000 and provided from operations was $11,768,000 for the nine months ended September 30, 2000 and 1999, respectively. In 2000, cash used in operations was less than the net loss primarily due to net changes in operating assets and liabilities including the medical services payable in excess of non-cash charges such as depreciation and amortization and deferred income taxes. In 1999, cash flow from operations exceeded net income primarily due to non-cash charges such as depreciation and amortization, deferred income taxes, and net changes in operating assets and liabilities including the medical services payable.

    Cash of $1,593,000 was provided by net liabilities, net of cash, from companies acquired in the nine months ended September 30, 2000 and cash of $7,734,000, net of cash acquired, was used in the nine months ended September 30, 1999 to purchase Oxford Health Plans (PA), Inc., now named HRM Health Plans (PA), Inc., on January 27, 1999. Cash has been used to invest in software and program enhancements ($4,400,000 and $5,149,000 for the nine months ended September 30, 2000 and 1999, respectively). The Company also used cash to acquire property and equipment ($227,000 and $904,000 for the nine months ended September 30, 2000 and 1999, respectively). Cash of $1,498,000 and $1,639,000 was provided in the nine months ended September 30, 2000 and 1999, respectively, from the sale of fixed maturity investments. Cash of $234,000 was used in the nine months ended September 30, 1999 for the purchase of fixed maturity investments. The Company expects to continue to acquire property and equipment and enhance software and products.

    HRM also used approximately $3,695,000 and $2,028,000 for the nine months ended September 30, 2000 and 1999, respectively, to repay principal on notes payable and capital leases. The Company borrowed $4,000,000 in the first quarter of calendar 1999. The Company received cash proceeds of $5,000 and $120,000 for the nine months ended September 30, 2000 and 1999, respectively, from stock option exercises for common stock by current or former employees and directors.

    The Company had a working capital deficit of $23,264,000 and $7,581,000 at September 30, 2000 and December 31, 1999, respectively. The medical services payables reduced working capital by $14,899,000 and $22,506,000 at September 30, 2000 and December 31, 1999, respectively. The Company has fixed maturity investments of $5,256,000 and $6,675,000 available at September 30, 2000 and December 31, 1999, respectively, to be used to pay medical services payables, if the need arises.

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

    The Company believes that its current cash and the cash flows to be generated from operations, together with revisions to current credit facilities as described in note 8 of the financial statements enclosed, will be sufficient to finance the Company's anticipated normal operations for the balance of calendar year 2000, but, on a near-term basis, additional financing of its two new web-based business initiatives needs to be obtained. The Company anticipates raising a minimum of $8,000,000 of external financing in future quarters in the form of cash or accounts payable obligations converted into convertible debentures. The two new web-based business plans will require on-going support from the Company until external financing is obtained. The quarters ended June 30, 2000 and September 30, 2000, included approximately $1,000,000 and $400,000 of expenses related to the new web-based business initiatives, respectively. Investment in future quarters will be limited until they are financed and it is expected that the new business will then create positive cash flow back to the Company.

    The Company has a term loan and a revolving credit facility having principal balances of $3,900,000 and $2,900,000, respectively, outstanding as of September 30, 2000. The Company has no additional funds available under the revolving credit facility at September 30, 2000. The term loan and revolving credit facility are secured by liens on the assets of the Company. Subsequent to September 30, 2000, the term loan and revolving credit agreement were amended as described in note 8 of the financial statements enclosed.

    During the quarter ended March 31, 2000, the Company acquired approximately $32,000,000 of annual premium in its risk business unit by assuming approximately $3,500,000 of liabilities in excess of cash and other assets. These excess liabilities will impact the net worth of the HMO entity, but it is believed that the HMO's net worth, the earnings of the HMO and the new quota share insurance arrangement, will allow the HMO to meet state statutory net worth requirements. The Company continues to evaluate possible state risk based capital requirements. The acquisition has been immediately profitable to the Company, because the Company has been able to leverage its equipment, systems and employees in the Medicaid business in the same state.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    A dispute, previously reported, with a provider, that was submitted to arbitration in September 1999 was settled by the Company and the provider in August 2000. Under terms of the settlement, the Plan agreed to pay the provider $500,000. This obligation has been included in accrued expenses in the consolidated balance sheet as of June 30, 2000, and in selling, marketing and administration, net, in the consolidated statement of operations. The plan incurred approximately $450,000 in legal expenses related to the dispute during the third quarter. The expenses have also been included in selling, marketing and administration, net in the third quarter.

Item 2. Changes in Securities and Use of Proceeds

    Not applicable.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

Item 5. Other Information

    Not applicable.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  See Exhibit Index on page following Signatures.

  (b)
  No reports on Form 8-K were filed during the three months ended September 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH RISK MANAGEMENT, INC.
Dated: November 14, 2000	By:	/s/ GARY T. MCILROY Gary T. McIlroy, M.D. Chief Executive Officer
Dated: November 14, 2000	By:	/s/ THOMAS P. CLARK Thomas P. Clark Executive Vice President, Acquisitions and Business Development (principal financial officer during quarter covered by this report)

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBIT INDEX

to

FORM 10-Q
For Quarter Ended September 30, 2000

HEALTH RISK MANAGEMENT, INC.

(SEC File No. 0-18902)

Exhibit Number	Exhibit Description
10.1	Fifth Amendment to Credit Agreement between Health Risk Management, Inc. and U.S. National Bank dated July 31, 2000
27	Financial Data Schedule (filed in electronic format only)

QuickLinks

PART I. ITEM 1. FINANCIAL INFORMATION
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  ITEM 3.
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES