Form 10-Q/A
period 2000-06-30
HEALTH RISK MANAGEMENT INC /MN/
filed 2001-04-05
CIK 869486

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q/A (No. 1)
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

(952) 829-3500
(Registrant's telephone number, including area code)

N/A
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

   The Company determined as a part of the year-end audit process that second and third quarter earnings should be restated. On August 1, 2000, the company entered into a consulting agreement with a previous provider in connection with an arbitration settlement. The consulting agreement, covering a five-year period, required the company to pay a retainer fee of $1,350,000 on October 31, 2000, accordingly, a promissory note and a prepaid asset, to be amortized over the five-year life of the consulting contract, were recorded in the September 30, 2000 10-Q. The consulting agreement has now been determined to be part of the arbitration settlement, and, as a result, the cost of the agreement is being recorded as an expense in the quarter ended June 30, 2000.

   Reported net loss for the second quarter ended June 30, 2000, was $2,628,000. As a result of this restatement, the net loss for the quarter is $3,978,000 of a difference of $1,350,000, which reflects the full write off of the retainer fee. The impact on the Consolidated Balance Sheet as a result of the restatement is an increase to current maturities of notes payable of $1,350,000 as of June 30, 2000.

   This Form 10-Q/A includes in Item 1 of Part I such restated financial statements and related notes thereto for the three and six month periods ended June 30, 2000, and other information relating to such restated financial statements and includes in Item 1 of Part II an expanded disclosure under Legal Proceedings related to the previous provider settlement. Except for Items 1 and 2 of Part I, Item 1 of Part II and Exhibit 27.1, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A (No. 1).

HEALTH RISK MANAGEMENT, INC.

INDEX

		Page Number
Part I.	Financial Information
	Item 1. Financial Statements (Unaudited)
	Consolidated Balance Sheets—at June 30, 2000 and December 31, 1999	4
	Consolidated Statements of Operations for the three months ended June 30, 2000 and 1999 and the six months ended June 30, 2000 and 1999	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999	6
	Notes to Consolidated Financial Statements	7 - 13
	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14 - 19
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Part II.	Other Information
	Item 1. Legal Proceedings	20
	Item 4. Submission of Matters to a Vote of Security Holders	20
	Item 6. Exhibits and Reports on Form 8-K	20
Signatures		21
Exhibit Index		22

PART I. ITEM 1. FINANCIAL INFORMATION

HEALTH RISK MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2000 (Unaudited)	December 31, 1999 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,990	$10,577
Accounts receivable—net of allowance for doubtful accounts of $280 and $255 at June 30, 2000 and December 31, 1999, respectively	25,144	19,627
Deferred income taxes	—	700
Other	1,411	1,448

Total current assets	28,545	32,352
Fixed maturity investments at fair value	6,683	6,675
Computer software costs, less accumulated amortization of $27,528 and $23,612 at June 30, 2000 and December 31, 1999, respectively	25,851	26,180
Property and equipment, less accumulated depreciation of $18,382 and $16,631 at June 30, 2000 and December 31, 1999, respectively	11,987	11,078
Other assets	7,030	4,552

	$80,096	$80,837

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,417	$3,084
Medical services payable	18,874	22,506
Due to reinsurer	—	138
Accrued expenses	5,287	4,226
Unearned revenues	5,473	2,774
Current maturities of notes payable	9,270	6,825
Current portion of capitalized equipment leases	590	380

Total current liabilities	46,911	39,933
Deferred income taxes	—	1,479
Long-term portion of notes payable	—	3,295
Long-term portion of capitalized equipment leases	1,328	529
Surplus note payable	2,500	2,500
Commitments and contingencies
Shareholders' equity:
Undesignated shares, $.01 par value, 9,700,000 authorized, none issued
Series A preferred shares, $.01 par value, 300,000 authorized, none issued
Common shares, $.01 par value, 20,000,000 authorized, 4,661,801 and 4,641,996 issued and outstanding at June 30, 2000 and December 31, 1999, respectively	47	46
Additional paid-in capital	32,313	32,192
Retained earnings (deficit)	(2,712)	1,162
Accumulated other comprehensive loss:
Net unrealized loss on fixed maturity investments	(291)	(299)

Total shareholders' equity	29,357	33,101

	$80,096	$80,837

See accompanying notes.

HEALTH RISK MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	(in thousands, except per share data)
Revenues:
Premiums-gross	$46,898	$39,502	$91,688	$77,464
Ceding allowance	—	1,218	—	2,457
Management service fees	9,666	12,486	20,156	24,389
QualityFIRST revenues	1,112	972	2,286	2,031
Investment income	223	273	510	552

Total revenues	57,899	54,451	114,640	106,893
Less ceded premiums	—	19,293	—	37,821

Net revenues	57,899	35,158	114,640	69,072
Operating expenses:
Medical costs, net	39,978	16,734	76,761	32,378
Cost of services, net	16,244	13,841	31,681	26,985
Selling, marketing and administration, net	6,427	3,213	10,412	6,387
Interest expense	47	335	379	600

Total operating expenses	62,696	34,123	119,233	66,350

Income (loss) before income taxes	(4,797)	1,035	(4,593)	2,722
Income tax expense (benefit)	(819)	399	(719)	1,017

Net income (loss)	$(3,978)	$636	$(3,874)	$1,705

Net income (loss) per share:
Basic	$(.85)	$.14	$(.83)	$.37

Diluted	$(.85)	$.14	$(.83)	$.37

Weighted average number of shares outstanding:
Basic	4,662	4,638	4,657	4,631

Diluted	4,662	4,669	4,658	4,667

See accompanying notes.

HEALTH RISK MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2000	1999
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(3,874)	$1,705
Adjustments to reconcile net income to net cash used in operating activities:
Loss on disposal of equipment	14	—
Depreciation	1,807	1,850
Amortization	4,444	3,660
Provision for deferred income taxes	(779)	1,003
Changes in operating assets and liabilities:
Accounts receivable	(4,049)	(1,680)
Other assets	568	327
Accounts and notes payable	5,660	1,947
Medical services payable	(10,339)	(4,180)
Due to reinsurer	(138)	553
Accrued expenses	146	4,018
Unearned revenues	2,699	2,984

Net cash (used in) provided by operating activities	(3,841)	11,887
Cash flows from investing activities:
Acquisition of net liabilities (assets), net of cash acquired	1,593	(7,734)
Computer software costs capitalized	(3,587)	(3,832)
Property and equipment purchased	(309)	(744)
Purchase of investments	—	(234)

Net cash used in investing activities	(2,303)	(12,544)
Cash flows from financing activities:
Proceeds from notes payable	—	4,000
Principal payments on notes payable	(2,200)	(996)
Principal payments on capital leases	(248)	(274)
Issuance of common shares	5	120

Net cash (used in) provided by financing activities	(2,443)	2,850

(Decrease) increase in cash and cash equivalents	(8,587)	2,493
Cash and cash equivalents at beginning of period	10,577	6,736

Cash and cash equivalents at end of period	$1,990	$9,229

Supplemental disclosure:
Equipment and computer software acquired under capital leases	$1,258	$—

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

3.  Computer software costs

	June 30, 2000 (Unaudited)	December 31, 1999
	(in thousands)
Computer software costs consist of the following:
Care Management Software
Cost	$21,570	$20,201
Less accumulated amortization	10,887	9,161

Net book value	10,683	11,040
Claim Administration Software
Cost	10,283	9,987
Less accumulated amortization	5,327	4,803

Net book value	4,956	5,184
QualityFIRST® Software
Cost	21,526	19,604
Less accumulated amortization	11,314	9,648

Net book value	10,212	9,956

Computer software costs	$25,851	$26,180

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

4.  Net Income (Loss) Per Share

    The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, and the six months ended June 30 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Numerator:
Net income (loss)	$(3,978)	$636	$(3,874)	$1,705

Denominator:
Weighted-average shares—basic	4,662	4,638	4,657	4,631
Effect of dilutive stock options	—	31	1	36

Weighted-average shares—diluted	4,662	4,669	4,658	4,667

Net income (loss) per share:
Basic	$(.85)	$.14	$(.83)	$.37

Diluted	$(.85)	$.14	$(.83)	$.37

5.  Comprehensive Income (Loss)

    The comprehensive income (loss) for the Company for the three months ended June 30 and the six months ended June 30, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Net income (loss)	$(3,978)	$636	$(3,874)	$1,705
Change in net unrealized loss on fixed maturity investments	(18)	(217)	8	(208)

Comprehensive income	$(3,996)	$419	$(3,866)	$1,497

6.  Investments

    The amortized cost and fair value of available for sale fixed maturity investments consisted of the following (in thousands):

	June 30, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$4,941	$—	$253	$4,688
Corporate bonds	2,033	—	38	1,995

	$6,974	$—	$291	$6,683

	December 31, 1999
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$4,941	$—	$264	$4,677
Corporate bonds	2,033	—	35	1,998

	$6,974	$—	$299	$6,675

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

    The net unrealized loss on fixed maturity investments included in shareholder's equity consisted of the following (in thousands):

	June 30, 2000	December 31, 1999
Gross unrealized loss on fixed maturity investments	$(291)	$(299)
Adjustment for net deferred tax benefit, net of valuation allowance	—	—

Net unrealized loss on fixed maturity investments	$(291)	$(299)

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

11.  Subsequent Events

    In August 2000, a settlement was reached regarding a dispute over amounts the Plan allegedly owed to a previous provider. Under terms of the settlement, the Plan agreed to pay the provider $500,000 in cash and $1,350,000 in the form of a promissory note, payable in full on October 31, 2000 and bearing an interest rate of 10%. The $500,000 obligation has been included in accrued expenses and the $1,350,000 in current maturities of notes payable in the consolidated balance sheet as of June 30, 2000. The total of $1,850,000 has been recorded as selling, marketing and administration, net, in the consolidated statement of operations for the three and six month periods ended June 30, 2000. The plan incurred approximately $450,000 in legal expenses related to the dispute during the quarter. The legal expenses have also been included in selling, marketing and administration, net.

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

12.  Segment Reporting

    Reportable segment information is as follows (in thousands):

Six months ended June 30, 2000:	Management Services Unit	QualityFIRST Unit	Risk (HMO) Unit	Total
Revenues from external clients	$20,156	$2,286	$91,688	$114,130
Intersegment revenues(1)	12,657	571	—	13,228
Investment income(2)	82	—	428	510
Interest expense(3)	465	110	(196)	379
Depreciation expense	1,623	73	111	1,807
Amortization expense	2,628	1,675	141	4,444
Segment pretax profit (loss)(4)	(3,535)	(1,155)	97	(4,593)
Segment assets(4)	39,781	10,911	29,404	80,096
Purchases of property and equipment and computer software	4,174	1,922	227	6,323

Six months ended June 30, 1999:	Management Services Unit	QualityFIRST Unit	Risk (HMO) Unit	Total
Revenues from external clients	$24,389	$2,031	$42,100	$68,520
Intersegment revenues(1)	13,378	622	—	14,000
Investment income(2)	49	—	503	552
Interest expense(3)	412	98	90	600
Depreciation expense	1,671	78	101	1,850
Amortization expense	2,208	1,452	—	3,660
Segment pretax profit(4)	3,977	(698)	(557)	2,722
Segment assets(4)	46,291	11,033	31,245	88,569
Purchases of property and equipment and computer software	2,823	1,638	973	5,434

(1)
Intersegment Management Services Unit revenues represent the amounts charged to the Risk (HMO) Unit under terms of an administrative services agreement. The revenue is eliminated in consolidation.

  Intersegment QualityFIRST Unit revenues represents amounts charged by the QualityFIRST Unit to the Management Services Unit ($136,000 and $248,000 for the six months ended June 30, 2000 and 1999, respectively) and the Risk (HMO) unit ($435,000 and $374,000 for the six months ended June 30, 2000 and 1999, respectively) for use of the QualityFIRST®software. The revenue is based upon covered members or employees and is eliminated in consolidation.

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

    The Company adopted SOP 98-1 on July 1, 1999 which resulted in lowering the amount capitalized for internally developed computer software related to its Care Management (AutoPILOT) and Claim Administration systems by approximately $500,000 per quarter based on the year ended June 30, 1999 analysis. This resulted in additional expense in the periods subsequent to June 30, 1999. Also, with the decision that the Company's Care Management system will be web-based versus web-enabled, the Company shortened the estimated useful life on AutoPILOT from 7 years to 3 years and this resulted in approximately $250,000 additional expenses in the quarter ended December 31, 1999 and each quarter thereafter for these years unless it is impaired or replaced before that time. In addition, no additional software costs will be capitalized related to AutoPILOT. Costs capitalized during the quarter ended June 30, 2000, within Care Management Software were for the development of the Company's new Care Management system.

Results of Operations

    The following table sets forth certain consolidated financial data as a percentage of revenues for the three and six months ended June 30, 2000 and 1999.

	Three Months Ended June 30,				Six Months Ended June 30,
	2000		1999		2000		1999
Total revenues	100%		100%		100%		100%

Operating expenses:
Medical costs, net	85	%(1)	83	%(1)	84	%(1)	82	%(1)
Cost of services, net	28	(2)	39	(2)	28	(2)	39	(2)
Selling, marketing and administration, net	11	(2)	9	(2)	9	(2)	9	(2)
Interest expense	*	(2)	1	(2)	*	(2)	1	(2)

Total operating expenses	108	(2)	97	(2)	104	(2)	96	(2)

Income (loss) before income taxes	(8)		3		(4	) (2)	4
Income tax expense (benefit)	(1)		1		(1)		2

Net income (loss)	(7)		2%		(3)		2

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

    Following is a breakout of net revenues:

	Three Months Ended June 30,
	2000	1999
Premiums—gross	$46,898,000	$39,502,000
Ceding allowance	—	1,218,000
Management service fees	9,666,000	12,486,000
QualityFIRST revenues	1,112,000	972,000
Investment income	223,000	273,000

Total revenues	57,899,000	54,451,000
Less ceded premiums	—	(19,293,000)

Net revenues	$57,899,000	$35,158,000

	Six Months Ended June 30,
	2000	1999
Premiums—gross	$91,688,000	$77,464,000
Ceding allowance	—	2,457,000
Management service fees	20,156,000	24,389,000
QualityFIRST revenues	2,286,000	2,031,000
Investment income	510,000	552,000

Total revenues	114,640,000	106,893,000
Less ceded premiums	—	(37,821,000)

Net revenues	$114,640,000	$69,072,000

    Premiums—gross are from HMO operations. The premiums—gross increased 19% or $7,396,000, for the quarter ended June 30, 2000 compared to the same period in 1999 (increasing from $39,502,000 to $46,898,000) and increased 18% or $14,224,000, for the six months ended June 30, 2000 compared to the same period in 1999 (increasing from $77,464,000 to $91,688,000). The increase was the result of the acquisition of HealthMATE as discussed above, membership category changes and rate adjustments effective January 2000. Total revenues include the ceding allowance, and net revenues reflect the premiums that are ceded under the reinsurance agreement for the quarter and six months ended June 30, 1999.

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

    Revenues from QualityFIRST® increased 14% or $140,000 for the quarter ended June 30, 2000 compared to the same period in 1999 (increasing from $972,000 to $1,112,000) and increased 13% or $255,000, for the six months ended June 30, 2000 compared to the same period in 1999 (increasing from $2,031,000 to $2,286,000). The increases were the result of an increased number of clients and expansion of systems with existing clients.

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

    Selling, Marketing and Administration, Net: Selling, marketing and administration, net of amounts ceded, increased 100% or $3,214,000 for the quarter ended June 30, 2000 compared to the same period in 1999 (increasing from $3,213,000 to $6,427,000) and increased 63% or $4,025,000 for the six months ending June 30, 2000 compared to the same period in 1999 (increasing from $6,387,000 to $10,412,000). The increases were due primarily to the ceding arrangement that began in 1999 and ended at the beginning of 2000, settlement of a provider dispute in August 2000 (see note 11 to the financials enclosed), network development in the HealthMATE service area, development costs related to the two new business initiatives, additions or decreases to staff, travel, commission, bad debts, insurance, training programs and other expenses. This expense as a percentage of net revenues was 11.1% and 9.1% for the quarter ended June 30, 2000 compared to the same period in 1999 and 9.0% in the six months ending June 30, 2000 compared to 9.2% for the same period in 1999.

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

    The Company had a working capital deficit of $18,366,000 and $7,581,000 at June 30, 2000 and December 31, 1999, respectively. The medical services payables reduced working capital by $18,074,000 and $22,506,000 at June 30, 2000 and December 31, 1999, respectively. The Company has fixed maturity investments of $6,683,000 and $6,675,000 available at June 30, 2000 and December 31, 1999, respectively, to be used to pay medical services payables, if the need arises.

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

    The Company believes that its current cash and the cash flows to be generated from operations, together with credit facilities which the Company has obtained, will be sufficient to finance the Company's anticipated normal operations in calendar year 2000, but, on a near-term basis, additional financing of the two new web-based business initiatives needs to be obtained. The Company anticipates raising a minimum of $8,000,000 of external financing in future quarters the form of cash or accounts payable obligations converted into convertible debentures. The two new web-based business plans will require on-going support from the Company until external financing is obtained. For the quarters ended March 31, 2000 and June 30, 2000, the Company has received a waiver from the bank for the net income bank covenant under the bank loan agreements. All debt to the bank has been recorded as a current liability as of June 30, 2000. The quarter ended June 30, 2000, included approximately $1,000,000 of expenses related to the new web-based business initiatives. Investment in future quarters will be limited until they are financed and it is expected that the new business will then create positive cash flow back to the Company.

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

    A dispute, previously reported, with a provider, that was submitted to arbitration in September 1999 was settled by the Company and the provider in August 2000. Under terms of the settlement, the Plan agreed to pay the provider $500,000 in cash and $1,350,000 in the form of a promissory note, payable in full on October 31, 2000 and bearing an interest rate of 10%. This $500,000 obligation has been included in accrued expenses and the $1,350,000 in current maturities of notes payable in the consolidated balance sheet as of June 30, 2000. The total of $1,850,000 has been recorded as selling, marketing and administration, net, in the consolidated statement of operations for the three and six month periods ended June 30, 2000. The plan incurred approximately $450,000 in legal expenses related to the dispute during the quarter. The legal expenses have also been included in selling, marketing and administration, net, in the consolidated statement of operations for the three and six months ended June 30, 2000.

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

HEALTH RISK MANAGEMENT, INC.
Dated: March 30, 2001	By:	/s/ LELAND G. LEBLANC Leland G. LeBlanc Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBIT INDEX

to

FORM 10-Q/A (No. 1)
For Quarter Ended June 30, 2000
HEALTH RISK MANAGEMENT, INC.
(SEC File No. 0-18902)

Exhibit Number	Exhibit Description
10.1	Standstill Agreement, dated May 19, 2000, among Health Risk Management, Inc., Chiplease, Inc., Banco Panamericano, Inc., Leslie Jabine and Leon A. Greenblatt, III. (previously filed)
10.2	Fourth Amendment to the Credit Agreement between Health Risk Management, Inc. and U.S. National Bank dated April 10, 2000. (previously filed)
27	Restated Financial Data Schedule (filed in electronic format only)

QuickLinks

INDEX
  PART I. ITEM 1. FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  ITEM 3.
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES