Form 10-Q/A
period 2000-09-30
HEALTH RISK MANAGEMENT INC /MN/
filed 2001-04-05
CIK 869486

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A (No.1)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-18902

Health Risk Management, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-1407404
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10900 Hampshire Avenue South, Minneapolis, Minnesota 55438
(Address of principal executive offices, Zip Code)

(952) 829-3500
(Registrant's telephone number, including area code)

—
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

    The reported net loss for the third quarter ended September 30, 2000, was $8,200,000; the restated loss is $8,155,000, a difference of $45,000 which reflects the reversal of two months of amortization. The impact on the Consolidated Balance Sheet as a result of the restatement is a decrease to other current assets of $270,000 and other assets of $1,035,000 as of September 30, 2000.

    This Form 10-Q/A includes in Item 1 of Part I such restated financial statements and related notes thereto for the three and nine month periods ended September 30, 2000, and other information relating to such restated financial statements and includes in Item 1 of Part II an expanded disclosure under Legal Proceedings related to the previous provider settlement. Except for Items 1 and 2 of Part I, Item 1 of Part II and Exhibit 27.1, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A (No.1).

HEALTH RISK MANAGEMENT, INC.

INDEX

		Page Number
Part I.	Financial Information
	Item 1. Financial Statements (Unaudited)
	Consolidated Balance Sheets—at September 30, 2000 and December 31, 1999	4
	Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999 and the nine months ended September 30, 2000 and 1999	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999	6
	Notes to Consolidated Financial Statements	7-12
	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13-18
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Part II.	Other Information
	Item 1. Legal Proceedings	19
	Item 2. Changes in Securities and Use of Proceeds	19
	Item 3. Defaults Upon Senior Securities	19
	Item 4. Submission of Matters to a Vote of Security Holders	19
	Item 5. Other Information	19
	Item 6. Exhibits and Reports on Form 8-K	19
Signatures		20
Exhibit Index		21

PART I.

ITEM 1. FINANCIAL INFORMATION

HEALTH RISK MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2000 (Unaudited)	December 31, 1999 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$407	$10,577
Accounts receivable-net of allowance for doubtful accounts of $257 and $255 at September 30, 2000 and December 31, 1999, respectively	18,876	19,627
Deferred income taxes	—	700
Other	1,244	1,448

Total current assets	20,527	32,352
Fixed maturity investments at fair value	5,256	6,675
Computer software costs, less accumulated amortization of $32,431 and $23,612 at September 30, 2000 and December 31, 1999, respectively	22,804	26,180
Property and equipment, less accumulated depreciation of $19,304 and $16,631 at September 30, 2000 and December 31, 1999, respectively	11,335	11,078
Other assets	6,775	4,552

	$66,697	$80,837

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,119	$3,084
Medical services payable	14,899	22,506
Due to reinsurer	1,099	138
Accrued expenses	5,438	4,226
Unearned revenues	4,466	2,774
Current maturities of notes payable	10,361	6,825
Current portion of capitalized equipment leases	679	380

Total current liabilities	44,061	39,933
Deferred income taxes	—	1,479
Long-term portion of notes payable	—	3,295
Long-term portion of capitalized equipment leases	1,349	529
Surplus note payable	—	2,500
Commitments and contingencies
Shareholders' equity:
Undesignated shares, $.01 par value, 9,700,000 authorized, none issued
Series A preferred shares, $.01 par value, 300,000 authorized, none issued
Common shares, $.01 par value, 20,000,000 authorized, 4,661,801 and 4,641,996 issued and outstanding at September 30, 2000 and December 31, 1999, respectively	47	46
Additional paid-in capital	32,313	32,192
Retained earnings (deficit)	(10,867)	1,162
Accumulated other comprehensive loss:
Net unrealized loss on fixed maturity investments	(206)	(299)

Total shareholders' equity	21,287	33,101

	$66,697	$80,837

See accompanying notes.

HEALTH RISK MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenues:
Premiums-gross	$47,153	$40,074	$138,841	$117,538
Ceding allowance	955	1,161	955	3,618
Management service fees	9,060	12,215	29,216	36,604
QualityFIRST revenues	1,091	1,029	3,377	3,060
Investment income	183	231	693	783

Total revenues	58,442	54,710	173,082	161,603
Less ceded premiums	15,764	19,007	15,764	56,828

Net revenues	42,678	35,703	157,318	104,775
Operating expenses:
Medical costs, net	31,331	16,605	108,092	48,983
Cost of services, net	17,245	14,212	48,926	41,197
Selling, marketing and administration, net	3,486	3,089	13,898	9,476
Interest expense	321	307	700	907
Gain on surplus note	(1,600)	—	(1,600)	—

Total operating expenses	50,783	34,213	170,016	100,563

Income (loss) before income taxes	(8,105)	1,490	(12,698)	4,212
Income tax expense (benefit)	50	577	(669)	1,594

Net income (loss)	$(8,155)	$913	$(12,029)	$2,618

Net income (loss) per share:
Basic	$(1.75)	$.20	$(2.58)	$.56

Diluted	$(1.75)	$.20	$(2.58)	$.56

Weighted average number of shares outstanding:
Basic	4,662	4,639	4,659	4,634

Diluted	4,662	4,666	4,659	4,667

See accompanying notes.

HEALTH RISK MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2000	1999
Cash flows from operating activities:
Net income (loss)	$(12,029)	$2,618
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Realized loss on investments	14	1
Loss on disposal of equipment	(10)	—
Gain on surplus note	(1,600)	—
Depreciation	2,753	2,653
Amortization	9,626	5,514
Provision for deferred income taxes	(779)	1,575
Changes in operating assets and liabilities:
Accounts receivable	2,219	(167)
Other assets	712	545
Accounts and notes payable	5,514	1,545
Medical services payable	(14,314)	(7,132)
Due to reinsurer	961	787
Accrued expenses	297	2,369
Unearned revenues	1,692	1,460

Net cash (used in) provided by operating activities	(4,944)	11,768
Cash flows from investing activities:
Acquisition of net liabilities (assets), net of cash acquired	1,593	(7,734)
Computer software costs capitalized	(4,400)	(5,149)
Property and equipment, net	(227)	(904)
Sale of investments	1,498	1,639
Purchase of investments	—	(234)

Net cash used in investing activities	(1,536)	(12,382)
Cash flows from financing activities:
Proceeds from notes payable	—	4,000
Principal payments on notes payable	(3,250)	(1,661)
Principal payments on capital leases	(445)	(367)
Issuance of common shares	5	120

Net cash (used in) provided by financing activities	(3,690)	2,092

(Decrease) increase in cash and cash equivalents	(10,170)	1,478
Cash and cash equivalents at beginning of period	10,577	6,736

Cash and cash equivalents at end of period	$407	$8,214

Supplemental disclosure:
Equipment and computer software acquired under capital leases	$1,564	$—

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

3.  Computer software costs

	September 30, 2000 (Unaudited)	December 31, 1999
	(in thousands)
Computer software costs consist of the following:
Care Management Software
Cost	$22,547	$20,201
Less accumulated amortization	14,625	9,161

Net book value	7,922	11,040
Claim Administration Software
Cost	10,500	9,987
Less accumulated amortization	5,606	4,803

Net book value	4,894	5,184
QualityFIRST® Software
Cost	22,188	19,604
Less accumulated amortization	12,200	9,648

Net book value	9,988	9,956

Computer software costs	$22,804	$26,180

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

4.  Net Income (Loss) Per Share

  The computation of basic and diluted earnings per share for the three months and nine months ended September 30, were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Numerator:
Net income (loss)	$(8,155)	$913	$(12,029)	$2,618

Denominator:
Weighted-average shares—basic	4,662	4,639	4,659	4,634
Effect of dilutive stock options	—	27	—	33

Weighted-average shares—diluted	4,662	4,666	4,659	4,667

Net income (loss) per share:
Basic	$(1.75)	$.20	$(2.58)	$.56

Diluted	$(1.75)	$.20	$(2.58)	$.56

5.  Comprehensive Income (Loss)

  The comprehensive income (loss) for the Company for the three and nine months ended September 30, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Net income (loss)	$(8,155)	$913	$(12,029)	$2,618
Change in net unrealized loss on fixed maturity investments	85	(23)	93	(231)

Comprehensive income (loss)	$(8,070)	$890	$(11,936)	$2,387

6.  Investments

  The amortized cost and fair value of available for sale fixed maturity investments consisted of the following (in thousands):

	September 30, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$4,941	$—	$189	$4,752
Corporate bonds	521	—	17	504

	$5,462	$—	$206	$5,256

	December 31, 1999
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$4,941	$—	$264	$4,677
Corporate bonds	2,033	—	35	1,998

	$6,974	$—	$299	$6,675

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

12. Segment Reporting

  Reportable segment information is as follows (in thousands):

	Management Services Unit	QualityFIRST Unit	Risk (HMO) Unit	Total
Nine months ended September 30, 2000:
Revenues from external clients	$29,216	$3,377	$124,031	$156,625
Intersegment revenues(1)	19,124	851	—	19,975
Investment income(2)	117	—	576	693
Interest expense(3)	724	172	(196)	700
Depreciation expense	2,456	128	169	2,753
Amortization expense	6,834	2,566	226	9,626
Segment pretax loss(4)	(8,437)	(2,052)	(2,209)	(12,698)
Segment assets(4)	36,157	10,950	19,590	66,697
Purchases of property and equipment and computer software	4,186	2,584	227	6,997
Nine months ended September 30, 1999:
Revenues from external clients	$36,604	$3,060	$64,328	$103,992
Intersegment revenues(1)	19,859	904	0	20,763
Investment income(2)	67	—	716	783
Interest expense(3)	616	147	144	907
Depreciation expense	2,391	111	151	2,653
Amortization expense	3,319	2,195	0	5,514
Segment pretax profit(4)	4,914	(1,022)	320	4,212
Segment assets(4)	44,966	10,963	27,060	82,989
Purchases of property and equipment and computer software	3,917	2,391	973	7,281

(1)
Intersegment Management Services Unit revenues represent the amounts charged to the Risk (HMO) Unit under terms of an administrative services agreement. The revenue is eliminated in consolidation.

  Intersegment QualityFIRST Unit revenues represents amounts charged by the QualityFIRST Unit to the Management Services Unit ($194,000 and $349,000 for the nine months ended September 30, 2000 and 1999, respectively) and the Risk (HMO) unit ($657,000 and $555,000 for the nine months ended September 30, 2000 and 1999, respectively) for use of the QualityFIRST(r) software. The revenue is based upon covered members or employees and is eliminated in consolidation.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2000		1999		2000		1999
Total revenues	100%		100%		100%		100%

Operating expenses:
Medical costs, net	100%	(1)	79%	(1)	88%	(1)	81%	(1)
Cost of services, net	40	(2)	40	(2)	31	(2)	39	(2)
Selling, marketing and administration, net	8	(2)	9	(2)	9	(2)	9	(2)
Interest expense	1	(2)	1	(2)	*	(2)	1	(2)
Gain on surplus note	(4)	(2)	—		(1)	(2)	—

Total operating expenses	119	(2)	96	(2)	108	(2)	96	(2)

Income (loss) before income taxes	(19	)(2)	4	(2)	(8	)(2)	4	(2)
Income tax expense (benefit)	*		2	(2)	*		2	(2)

Net income (loss)	(19	)(2)	2	%(2)	(8	)(2)	2	(2)

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

    Selling, Marketing and Administration, Net: Selling, marketing and administration, net of amounts ceded, increased 13% or $397,000 for the quarter ended September 30, 2000 compared to the same period in 1999 (increasing from $3,089,000 to $3,486,000) and increased 47% or $4,422,000 for the nine months ending September 30, 2000 compared to the same period in 1999 (increasing from $9,476,000 to $13,898,000). The increases were due primarily to the ceding arrangements described above, settlement of a provider dispute (including legal fees), network development in the HealthMATE service area, development costs related to the two new business initiatives, additions or decreases to staff, travel, commission, bad debts, insurance, training programs and other expenses. This expense as a percentage of net revenues was 8.2% and 8.7% for the quarter ended September 30, 2000 compared to the same period in 1999 and 8.8% in the nine months ending September 30, 2000 compared to 9.0% for the same period in 1999.

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

    The Company had a working capital deficit of $23,534,000 and $7,581,000 at September 30, 2000 and December 31, 1999, respectively. The medical services payables reduced working capital by $14,899,000 and $22,506,000 at September 30, 2000 and December 31, 1999, respectively. The Company has fixed maturity investments of $5,256,000 and $6,675,000 available at September 30, 2000 and December 31, 1999, respectively, to be used to pay medical services payables, if the need arises.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    A dispute, previously reported, with a provider, that was submitted to arbitration in September 1999 was settled by the Company and the provider in August 2000. Under terms of the settlement, the Plan agreed to pay the provider $500,000 in cash and $1,350,000 in the form of a promissory note, payable in full on October 31, 2000 and bearing an interest rate of 10%. This $500,000 obligation was included in accrued expenses in the consolidated balance sheet as of June 30, 2000 and the $1,350,000 in current maturities of notes payable in the consolidated balance sheet as of June 30, 2000 and September 30, 2000. The total of $1,850,000 has been recorded as selling, marketing and administration, net, in the consolidated statement of operations for the three and six months ended June 30, 2000. The plan incurred approximately $450,000 in legal expenses related to the dispute during the third quarter. The legal expenses have also been included in selling, marketing and administration, net for the three and six months ended June 30, 2000.

Item 2. Changes in Securities and Use of Proceeds

    Not applicable.

Item 3 Defaults Upon Senior Securities

    Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

Item 5 Other Information

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

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBIT INDEX

to

FORM 10-Q (No. 1)
For Quarter Ended September 30, 2000

HEALTH RISK MANAGEMENT, INC.

(SEC File No. 0-18902)

Exhibit Number	Exhibit Description
10.1	Fifth Amendment to Credit Agreement between Health Risk Management, Inc. and U.S. National Bank dated July 31, 2000 (previously filed)
27	Restated Financial Data Schedule (filed in electronic format only)

QuickLinks

PART I.
  ITEM 1. FINANCIAL INFORMATION
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  ITEM 3.
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3 Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5 Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX