Form 10-K
period 2000-12-31
HEALTH RISK MANAGEMENT INC /MN/
filed 2001-05-11
CIK 869486

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year December 31, 2000

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

        Registrant's telephone number, including area code: 952/829-3500

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                         Preferred Stock Purchase Rights

           -----------------------------------------------------------

Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 16, 2001 was approximately $28,000,000 based upon the closing sale price of the Registrant's Common Stock on such date.

Shares of $.01 par value Common Stock outstanding at April 24, 2001: 4,915,950 shares (including 15,000 unregistered shares issued to Hamilton Health Center for the purchase of Pennsylvania HealthMATE, Inc. and 234,000 unregistered shares issued to HRM Health Plans (PA), Inc., a wholly-owned subsidiary).

           -----------------------------------------------------------

                       Documents Incorporated by Reference

None

                                     PART I

Item 1. Business*

General

Health Risk Management, Inc (the "Company"), was incorporated in Minnesota in 1977. Its principal executive offices are located at 10900 Hampshire Ave. S., Bloomington, MN 55438 (telephone: 952- 829-3500).

In January 1999, (the "Company"), through its wholly owned subsidiary HRM Health Plans (PA), Inc. ("the Health Plan"), acquired the ownership of a Philadelphia-based Medicaid HMO from Oxford Health Plans, Inc ("Oxford"). The Health Plan managed the Philadelphia operations for Oxford from April 1998 until the acquisition was completed, after which the Company has owned and operated Oxford. In January 2000, the Health Plan acquired Pennsylvania HealthMATE, a Medicaid HMO operating in central Pennsylvania.

The Company initiated a strategic repositioning of its service units in 1999, establishing three distinct business units: the Health Plan, 4YourCare, and QualityFIRST. In addition, the Company undertook significant capital expenditure in the development and implementation of information technology infrastructure for its corporate financial and business operations and its business units beginning in 1999 and continuing through 2000.

Overview

The Company, through its wholly owned subsidiary, the Health Plan, operates one Medicaid HMO in the Commonwealth of Pennsylvania, a Philadelphia-based service area contract with 56,700 members and a central Pennsylvania-based service area contract with 17,400 members. The HMO is licensed in Pennsylvania by the Department of Insurance and contracts with the Department of Public Welfare for both the Philadelphia-based and central Pennsylvania-based plans to enroll Commonwealth Medicaid beneficiaries. The Company has centralized a number of services at its principal executive office in Minnesota in performing claims adjudication, medical management, financial reporting, information services and compliance. Provider relations, network management, claims assistance, care management, and general administrative duties are performed at the Health Plan headquarters in Philadelphia, and at a satellite office in Harrisburg, Pennsylvania.

4YourCare provides claim adjudication and care management services to self-insured employers, unions, government entities, insurance companies, HMO's (including the Company's Health Plan unit) and preferred provider organizations. As of December 31, 2000, the Company provided services to 85 entities encompassing 285,000 covered lives (excluding the HealthPlan unit). Services were provided at the principal executive offices in Minnesota and a satellite office in Kalamazoo, Michigan. Contracted services range from full-service claims processing (excluding any risk-sharing) to distinct benefits contained in the employer's benefit package (excluding any risk-sharing).

QualityFIRST develops and licenses internally developed, evidenced-based clinical decision support software (including support to the 4YourCare and Health Plan business units). The current market for QualityFIRST products is predominantly payor organizations at financial risk for health care costs:
HMOs; insurance companies; independent practice associations, managed care organizations, self-funded employers; workers compensation agencies, and Medicare and Medicaid plans. Revenues are derived from the licensure of software and services provided. Through December 31, 2000, QualityFIRST provided software, under long-term contracts to 51 entities. Revenues are derived from the licensing of the software under contracts with client organizations. Software is licensed on a subscription fee basis.

Strategy

The Company currently has four strategic objectives: improve customer service; increase service level efficiency; revenue growth; and conserve and increase cash flow.

Improve Customer Service. The Company believes customer satisfaction in the healthcare setting depends to a significant degree on a recognition that healthcare is a local business. This recognition requires that centralized functions necessary for efficient operations be balanced with a close connection to local service providers and members. To achieve this balance and to deliver a high level of customer service, each of the Company's business units focuses on the key local drivers of customer satisfaction, including accurate, timely and appropriate levels of care, timely and appropriate payment to the providers for services rendered and responsiveness to inquiries by members, providers, employers or employees.

--------
* Unless otherwise indicated, all information in Item 1 is given as of December 31, 2000.

Increase Service Level Efficiency. Service level efficiency is gained by reducing the cost per member served. To reduce costs, the Company has centralized selected functions where scale improves average per member costs incurred, leaving crucial local-based functions at the plan level. In addition, at 4YourCare and QualityFIRST, the Company maintains customer support teams to facilitate close relationships with contracting entities.

Revenue Growth. Health Plan membership has decreased 11.4% since the acquisition of Oxford, offset by a membership increase of 7.9% at HealthMATE. Thus, a significant component of the Company's revenue growth strategy is to increase membership. In November of 2000, the Company was notified by the Pennsylvania Department of Public Welfare that HRM Health Plans (PA) had met the requirements to permit HealthMate to expand its services into the HealthChoices Lehigh/Capital Managed Care Program. Actual enrollment will be subject to the finalization of a contract, which may include growth limitations, with the Department of Public Welfare.

4YourCare and QualityFIRST maintain marketing and sales organizations which compete for claims management and clinical decisions support software. A portion of the sales effort is allocated to retaining existing clients; the remainder is allocated to increasing the number of members served.

The Company may seek growth through the acquisition of Medicaid HMOs in other states. Although the Company reviewed a number of health plans for possible acquisition in 2000, it has no current understandings with regard to any particular acquisition, and it may not have the capital necessary to implement acquisitions.

Increase Cash Flow. Beginning April 2001, the Company instituted a review of all contracts, use of outside vendors and consultants, capital and operating expenditures at the business unit level, and at the corporate office. To date, annualized payroll and other operating cost savings expected to aggregate to $10.1 million have been implemented. Operating and financial reporting systems are being refined to increase business unit accountability. Contracting authority and authorization levels have been tightened to assure compliance with budget expectations. While this is an on-going activity, there can be no assurance that the Company will be successful in increasing the available cash flow in the short-term.

Business Segments

Health Plan Unit

The Health Plan unit consists of a Pennsylvania-based Medicaid HMO operating in Philadelphia and the central part of Pennsylvania. The Philadelphia plan contracts with the State Department of Public Welfare and has enrolled 56,700 members. The central Pennsylvania plan has enrolled 17,400 members, and has received notification of acceptance in the enrollment of new members in an expanded territory, subject to final contracts with the Department of Public Welfare. For the year ended December 31, 2000, revenue for the Health Plan represented 81% of total revenues for the Company compared with 76%, 73% and 29% for the six months ended December 31,1999 and for the fiscal years ended June 30, 1999 and 1998, respectively. Revenue is derived from Medicaid premium payments received from State agencies. While accepting full financial risk for premiums received, the Company obtains reinsurance for a portion of the business to reduce the risk of financial loss and seeks other risk-sharing options. Summary Health Plan unit financial information is as follows (000's):

                             Year Ended               % of
                            December 31,          Consolidated
                                2000                 Total
                           --------------         -------------
Revenues (1)                 $187,637                  81%
Pre-tax (loss)                 (5,645)                 20
Assets                         25,290                  39

(1)   Composed of premiums gross ($186,862,000) plus ceding allowance
      ($775,000).

4YourCare Unit

The 4YourCare unit provides care management, claim administration, and other management services. The unit's products/services are sold on a fixed monthly fee per covered employee or member based on expected transaction volume or on a per transaction or case basis. Components of this product include medical utilization management for acute and chronic medical, surgical, and behavioral health cases; complete claim administration services, including reinsurance products, and pharmacy management; provider network management; and information and reporting services. For the year ended December 31, 2000, revenue for 4YourCare represented 16% of total revenues for the Company, compared with 21%, 24%, and 67% for the six months ended December 31, 1999 and for the fiscal years ended June 30, 1999 and 1998, respectively. During the year 2000, 4YourCare took a number of steps to centralize selected operations including a centralized call center; optical scanning and character recognition, claim management correspondence, telecommunication enhancements, and medical management assistance. Summary 4YourCare unit financial information is as follows (000's):

                             Year Ended               % of
                            December 31,          Consolidated
                                2000                 Total
                           --------------         -------------
Revenues                      $ 37,633                 16%
Pre-tax (loss)                 (19,025)                68
Assets                          28,742                 45

QualityFIRST Unit

The QualityFIRST unit's product suite consists of an interactive, patient-centered system for quality-of-care management that delivers Scientific Evidence-Based Medicine and Clinical decision support knowledge to health care providers and health care systems to assist in assuring that the care being delivered is appropriate and consistent with the needs of members and in accessing scientific, evidence-based tools to support and/or enhance health care decisions. As the product suite is only a tool, all decisions are at all times left to the providers. QualityFIRST provides clinical decision support in four categories: Medical/Surgical; Behavioral; Primary Care/Specialist Referral; and Workers' Compensation/Disability.

QualityFIRST offers a complete set of tools for initial review, continued review, variance evaluation, documentation, benchmarking, profiling, and reporting tools. The software is offered on CD-ROM for Client server platforms and is compatible with several database programs, including Microsoft SQL, Oracle, and Paradox. The guidelines used in the evidenced based system are reviewed periodically to reflect clinical advances.

Revenue for QualityFIRST represented 2% of total Company revenue for the year ended December 31, 2000, compared with 1%, 2% and 4% for six months ended December 31, 1999 and for the fiscal year ended June 1999 and 1998, respectively. Summary QualityFIRST unit financial information is as follows (000's):

                             Year Ended               % of
                            December 31,          Consolidated
                                2000                 Total
                           --------------         -------------
Revenues                      $4,461                    2%
Pre-tax (loss)                (3,321)                  12
Assets                        10,418                   16

Capital Program

The Company continually enhances its databases and proprietary software systems. Capital expenditures, including acquired software were $6,229,000 for the fiscal year ended December 31, 2000, $6,978,000 for the year ended December 31, 1999, and $9,851,000 for the year ended December 31, 1998. The Company enhancements included a number of Internet initiatives, which, as of April 2001, are under review. Future expenditures will support core business units. Enhancements in 2000 included the new care management system which became operational in early 2001.

Competition

The health care management industry historically has been a highly fragmented and competitive industry. The Health Plan unit competes with other HMOs or health plans in the geographic region where the Company has risk contracts or ownership of health plans. Many of the competing HMOs or provider organizations and insurance companies may have significantly larger member bases and possess greater financial resources than the Company, permitting them to obtain more favorable provider contracts.

4YourCare competes directly with approximately 100 independent utilization review companies, as well as approximately 120 insurance carriers, 200 third-party administrators, and a limited number of software vendors. In addition, the care management services compete indirectly with HMOs and several hundred PPOs. Many of the competitors are substantially larger and possess greater financial resources than the Company.

QualityFIRST competes with a number of other software and service companies providing many of the components of the product suite. Many of the competitors have substantial resources to develop and market similar products.

Employees

As of March 2001, the Company employed 716 people in all locations, including 93 physicians, nurses, and other health professionals. The Company uses 150 independent consulting physicians. None of the Company's employees are covered by collective bargaining agreements. Subsequent to December 31, 2000 and through May 1, 2001, the Company has reduced the number of employees by 115.

Trade Names, Service Marks, Trademarks and Regulation

The Company has registered a variety of service marks and trademarks with the United States Patent and Trademark Office, each for an initial period of 10 or 20 years (depending on the date of registration), renewable for as long as the use thereof continues. The Company considers its service marks to be of material importance to its business.

In addition, the Company has filed a patent application covering the "Health Care Management System", the automated, real-time interactive health care management processing system for use by hospitals, physicians, insurance companies, health maintenance organizations and others in the health care field to serve as a diagnostic, evaluation and utilization tool. Two US patents, and three foreign patents have been issued; the remaining applications are pending.

The Plan is restricted from paying dividends in excess of prior year net income or 10% of net worth without prior approval from the Insurance Commissioner. No dividends were paid in 2000 or 1999.

Recent Developments

In March, 2001, the Company restated its second and third quarter financial results as a result of a review of a contract settlement inappropriately accounted for as a prepaid asset. As a result of the review, the Company recorded a $1,350,000 charge against earnings during the quarter ended June 30, 2000.

For the year ended December 31, 2000, the Company had a net loss of $27.6 million including the effect of the restated second and third quarter financials. The Company attributes this loss to several one-time events, including a $2.7 million charge related to the settlement of a dispute over amounts the HMO allegedly owed to a previous provider, $5.8 million of additional amortization expense related to the write-off of the autopilot care management sofware and a $6.1 million write down of accounts receivable.
 As a result of this experience, the Company has undertaken to rationalize its operations.

On March 28, 2001, the Board of Directors appointed an Executive Committee to oversee the rationalization of the Company, appointed a new Chairman, and appointed two new Board members who are assisting in the rationalization process. The Company accepted the retirement of its CEO and its President.

The Company's Health Plan is required to submit statutory financial statements with the Pennsylvania Department of Insurance and to maintain a statutory surplus level sufficient to meet or exceed risk-based capital calculations. The Health Plan filed its 2000 Annual Statement with the Department of Insurance, indicating the surplus was below a threshold control level as of December 31, 2000. As a result, the Department of Insurance required a Risk-Based Capital ("RBC") Plan be submitted to the Department of Insurance within 90 days. On April 19, 2001, that plan was submitted. On April 30, 2001, the Health Plan received notice that the Department required a re-submission of the RBC Plan by May 7, 2001. The Health Plan has prepared and submitted the revised RBC Plan to address the Department's issues; however, there can be no assurance that the Health Plan will be successful in obtaining approval of the revised RBC Plan. Failure to achieve approval may jeopardize the contracts for covered members with the Pennsylvania Department of Public Welfare.

The Company has entered into letters of intent and is presently negotiating the financing component of the Health Plan's RBC Plan which would be effected through a series of agreements, in some cases with certain person or entities which are related to the Company. Loop Corp would loan the Company up to $3 million, and would cause a commercial bank to issue a Letter of Credit of up to $5 million in favor of the Company. Finally, the Company will contribute warrants to purchase 1,000,000 shares of HRM common stock to Persus, LLC in return for 85% of the common equity interest in Persus. Persus owns a single asset, a parcel of real estate, which it will sell on arms' length terms. Loop Corp has indicated that they would commit to purchase the real estate for $6.1 million, although the Company will retain the right to sell to a higher bidder. Upon the sale, Persus will transfer the proceeds of the sale of the real estate to the Company.

Andrew Jahelka, a member of the Board of Directors of the Company, is president of Loop Corp. and Leon A. Greenblatt III, the indirect holder of a substantial equity stake in the Company, has a controlling interest in and is secretary of Loop Corp. Mr. Jahelka and Mr. Greenblatt are also significant equity holders of Persus. Because of these affiliations, the HRM warrants will not be exercisable until the issuance of the warrants are approved by HRM's shareholders.

Item 2. Properties.

The Company's principal corporate offices consist currently of approximately 142,500 square feet in a building in Minneapolis, MN with a lease expiring in or by 2009. In addition, the Company leases 31,000 square feet in Kalamazoo, MI with a lease expiring in or by 2006, 28,000 square feet in Philadelphia, PA with a lease expiring in or by 2004 and 8,000 square feet in Harrisburg, PA with a lease expiring in or by 2003. All of the Company's facilities are used exclusively by the Company for office space or computer operations and are anticipated to be adequate.

Item 3. Legal Proceedings.

The Company may be a party to a variety of legal actions that affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including securities fraud, and intellectual property related litigation. In addition, because of the nature of the business, the Company is subject to a variety of legal actions relating to business operations, including the design, management and offering of its products and services. These could include: claims relating to the denial of health care benefits; medical malpractice actions; allegations of anti-competition and unfair business activities; provider disputes over compensation and termination of provider contracts; disputes related to self-funded business, including actions alleging claim administration errors and the failure to disclose network rate discounts and other fee and rebate arrangements; disputes over copayment calculations; claims related to the failure to disclose certain business practices; and claims relating to customer audits and contract performance.

The Company maintains general and professional liability insurance coverages.

A suit brought against the Company in April 1999, as previously reported, and an additional suit filed in May 2000 were settled in May 2000 by the Company and the plaintiffs (Banco Panamericano, Inc., Chiplease, Inc., Leon Greenblatt III and Leslie Jabine) entering into a Standstill Agreement whereby the plaintiffs, who at the time beneficially owned an aggregate of 675,500 shares of Company common stock, (1) are entitled to nominate a person as a director on the Company's Board of Directors who is acceptable to and elected by the Board; (2) may increase their aggregate beneficial ownership of the Company stock to 1,165,000 shares without triggering provisions of the Company's shareholder rights plan; (3) agreed to vote their shares as may be directed by a majority of the Company's independent directors; and (4) dismissed all litigation against the Company.

In August 2000, a settlement was reached regarding a dispute over amounts the Plan allegedly owed to a previous provider, OMNIA. Under terms of the settlement, the Plan agreed to pay OMNIA $500,000 in cash and $1,350,000 in the form of a promissory note that was paid in full October 31, 2000. The total settlement of $1,850,000 was recorded as selling, marketing and administration, net, in the consolidated statement of operations. Approximately $850,000 of legal expenses were incurred related to the dispute.

The Plan received in 2000 a demand letter (which also named the Company and Pennsylvania HRM (PAHRM) from a current provider seeking payments totaling $8,400,000 under certain provisions of its provider contract. On January 26, 2001, the provider placed this matter in binding arbitration before the American Arbitration Association in Philadelphia, Pennsylvania. The Plan believes that amounts due to this provider are significantly less than the $8,400,000 demanded and any amounts owed are included within its medical services payable. The Plan intends to contest this case vigorously while seeking an out-of-court settlement. The Company and PAHRM are contesting being named in the arbitration.

Subsequent to December 31, 2000, the Plan received a demand letter from a current provider seeking payments totaling $4,400,000 under certain provisions of its provider contract. Every effort is being made by both parties to resolve this matter without resorting to arbitration or litigation. The Plan believes that amounts due to this provider is less than the $4,400,000 demanded and any amounts owed are included within its medical claims payable liability.

Subsequent to December 31, 2000, the Plan received a demand letter from a current provider seeking payments totaling $600,000 for the difference between full billed charges and the state Medicaid fee for service rates. A similar dispute has been appealed by another Philadelphia HMO to the Pennsylvania Supreme Court. Until a definitive ruling is issued which compels the Plan to pay full billed charges, the Plan will continue to pay at the Pennsylvania Medicaid fee for service rates. If the provider's position is upheld by the Pennsylvania Supreme Court, the Plan, as well as other Pennsylvania Medicaid HMO's, may be unable to operate profitability in the Pennsylvania Medicaid marketplace without a significant increase in premiums. Premiums are subject to renewal annually with the Department of Public Welfare.

Subsequent to December 31, 2000, the Company has received several demand letters from former employees affected by the rationalization of the Company. The demand letters seek immediate compensation under various agreements such as employment, severance or commission. The Company is currently in the process of assessing each demand letter. The Company expects to receive additional demand letters as the rationalization efforts continue.

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

On April 18, 2001, the Company was advised by NASDAQ that it was not in compliance with the marketplace rules because it had failed to timely file its annual report on Form 10-K; accordingly, the Company's stock may be delisted. The Company appealed the decision and attended a hearing before a listing qualifications panel on May 10, 2001. The Company is awaiting a decision from the listing qualifications panel.

                                                            High          Low
                                                            ----          ---
Fiscal year ended June 30, 1999
First Quarter                                               $16.500      $8.500
Second Quarter                                               11.875       5.250
Third Quarter                                                13.250       6.938
Fourth Quarter                                               11.250       7.375

Six month transition period ended December 31, 1999
First Quarter                                                11.500       6.250
Second Quarter                                                8.500       5.813

Fiscal year ending December 31, 2000
First Quarter                                                 8.750       6.00
Second Quarter                                                6.625       5.00
Third Quarter                                                 6.130       5.00
Fourth Quarter                                                8.750       6.00

Fiscal year ending December 31, 2001
First Quarter                                                 7.875       6.00
Second Quarter                                               10.650       6.438
         Through April 25, 2001

b)    Holders

      As of April 24, 2001, there were approximately 130 holders of record of the Company's Common Stock.

c)    Dividends

      The Company has never paid cash dividends on its Common Shares and has no present intention to pay cash dividends in the foreseeable future. Under the Company's Term Loan Agreement with its bank, the Company is prohibited from paying cash dividends on its stock without the bank's consent.

      The Health Plan is restricted from paying dividends in excess of prior year net income or 10% of net worth without prior approval from the Insurance Commissioner. No dividends were paid in 2000 or 1999.

Item 6.  Selected Financial Data.

                          Health Risk Management, Inc.

                      SELECTED CONSOLIDATED FINANCIAL DATA
--------------------------------------------------------------------------------

                                                                                               Year Ended       Six Months Ended
                                                         Fiscal Year Ended June 30,            December 31,       December 31,
                                              ----------------------------------------------   -----------   ----------------------
                                                 1996        1997       1998          1999        2000          1998        1999
                                              ---------   ---------   ---------    ---------    ---------    ---------    ---------
                                                       (in thousands, except per share data)
Revenues:
Premiums- gross                               $      --   $      --   $  27,457    $ 144,639    $ 186,862    $  67,175    $  78,659
Ceding allowance                                     --          --          --        2,457          775           --        1,423
4YourCare services fees                          51,454      59,076      63,395       48,731       37,633       24,342       22,622
QualityFIRST revenues                             3,053       3,647       3,648        4,064        4,461        2,033        2,062
Investment income                                   158         187         337          969          610          417          478
                                              ---------   ---------   ---------    ---------    ---------    ---------    ---------
      Total revenues                             54,665      62,910      94,837      200,860      230,341       93,967      105,244
Less ceded premiums                                  --          --          --      (37,821)     (31,697)          --      (38,065)
                                              ---------   ---------   ---------    ---------    ---------    ---------    ---------
      Net revenues                               54,665      62,910      94,837      163,039      198,644       93,967       67,179

Operating expenses:
   Medical costs, net                                --          --      23,625       90,572      139,477       58,194       34,443
   Cost of services, net                         38,106      44,640      55,141       55,441       66,694       28,456       27,997
   Selling, marketing and administration, net    12,602      14,081      13,386       14,049       20,843        7,662        5,931
   Oxford transition costs                           --          --          --        1,350           --        1,350           --
   Interest expense                                 708         535         489          974          981          374          611
   Gain on surplus note                              --          --          --           --       (1,600)          --           --
                                              ---------   ---------   ---------    ---------    ---------    ---------    ---------
      Total operating expenses                   51,416      59,256      92,641      162,386      226,635       96,036       68,982
                                              ---------   ---------   ---------    ---------    ---------    ---------    ---------

Income (loss)before income taxes and
   cumulative effect of accounting change         3,249       3,654       2,196          653      (27,991)      (2,069)      (1,803)

Income tax expense (benefit)                      1,253       1,413         868          282         (397)        (735)        (583)
                                              ---------   ---------   ---------    ---------    ---------    ---------    ---------

Income (loss) before cumulative effect
   of accounting change                           1,996       2,241       1,328          371      (27,594)      (1,334)      (1,220)
                                              =========   =========   =========    =========    =========    =========    =========

Cumulative effect
   of accounting change, net of
   income tax benefit of $1,342(1)                   --          --      (2,371)          --           --           --           --
                                              ---------   ---------   ---------    ---------    ---------    ---------    ---------

Net income (loss)                             $   1,996   $   2,241   $  (1,043)   $     371    $ (27,594)   $  (1,334)   $  (1,220)
                                              =========   =========   =========    =========    =========    =========    =========

Basic earnings per share(2):
Income (loss) before cumulative effect
   of accounting change                       $     .49   $     .52   $     .29    $     .08    $   (5.92)   $    (.29)   $    (.26)
Cumulative effect of accounting change (1)           --          --        (.52)          --           --           --           --
                                              ---------   ---------   ---------    ---------    ---------    ---------    ---------
Net income (loss)                             $     .49   $     .52   $    (.23)   $     .08    $   (5.92)   $    (.29)   $    (.26)
                                              =========   =========   =========    =========    =========    =========    =========

Diluted earnings per share(2):
Income (loss) before cumulative effect
   of accounting change                       $     .47   $     .50   $     .29    $     .08    $   (5.92)   $    (.29)   $    (.26)
Cumulative effect of accounting change (1)           --          --        (.51)          --           --           --           --
                                              ---------   ---------   ---------    ---------    ---------    ---------    ---------
Net income (loss)                             $     .47   $     .50   $    (.22)   $     .08    $   (5.92)   $    (.29)   $    (.26)
                                              =========   =========   =========    =========    =========    =========    =========

Weighted average number of shares
 outstanding:
   Basic                                          4,081       4,291       4,524        4,615        4,663        4,599        4,640
   Diluted                                        4,219       4,458       4,663        4,675        4,663        4,599        4,640

                                                                                  June 30,                          December 31,
                                                                  -----------------------------------------    --------------------
                                                                    1996       1997       1998       1999        1999        2000
                                                                  --------   --------   --------   --------    --------    --------
Balance Sheet Data:
Working capital (deficit)                                         $  5,246   $  8,578   $  3,474   $ (8,511)   $ (7,581)   $(28,132)
Total assets                                                        44,822     51,723     70,514     88,569      80,837      64,450
Current portion of notes payable and capitalized
equipment                                                            2,427      1,988      5,025      8,117       7,205       9,671
   Leases
Long-term portion of notes payable and capitalized
   Equipment leases                                                  4,550      3,487      3,047      3,628       3,824       1,208
Surplus note payable                                                    --         --         --      2,500       2,500          --
Shareholders' equity                                                28,474     34,044     33,785     34,396      33,101       6,063

(1) As discussed in Note 4 of the consolidated financial statements, the Company changed its method of accounting for 4YourCare service revenue. On a pro-forma basis, this change would have decreased 1997 net income by $1,382,000, increased 1996 net income by $494,000, and decreased 1995 net income by $79,000.

(2) Earnings per share amounts prior to 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." For further discussion of earnings per share, see the notes to the consolidated financial statements.

(3) Certain items in the 1996, 1997, 1998 and 1999 selected consolidated financial data have been reclassified to conform to the December 31, 2000 presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company's revenues consist primarily of insurance premiums related to the Health Plan Unit, management service fees for health plan management in the 4YourCare Business Unit, QualityFIRST revenues for software licenses and subscription fees in the QualityFIRST Business Unit, and investment income.

In order to manage its insurance risk and generate statutory surplus, the HMO entered into quota share reinsurance agreements to cede 33% of the Health Plan premiums, medical costs, costs of services and selling, marketing and administration expenses in the last six months of 2000 and 50% in 1999. Under terms of the quota share agreements, the Health Plan received an advance ceding allowance of $4,000,000 under the 33% agreement and $5,000,000 under the 50% agreement. For statutory accounting purposes, the ceding allowance was recognized as revenue upon receipt from the reinsurer. For GAAP, the ceding allowance is realized in relation to profits ceded to the reinsurer.

The Company's operating expenses are comprised of medical costs related to the Health Plan operations (consisting of the costs of medical services incurred by the Health Plan members net of medical costs ceded to the reinsurer), cost of services (consisting of salaries, wages and benefits, telephone expenses, depreciation and amortization, rent, computer operations, customer service, and the development of new services), and selling, marketing and administration expenses, (consisting of salaries, wages and benefits of sales staff and sales account management personnel, bad debts, professional services, insurance, litigation costs and depreciation). The net medical costs, net cost of services and net selling, marketing and administration expenses reflect the impact of the reinsurance agreements discussed above.

For the year ended December 31, 2000, the Company had a net loss of $27.6 million after taking into consideration several one time events including $2.7 million related to the settlement of a dispute over amounts the HMO allegedly owed to a previous provider, $5.8 million of additional amortization expense related to the write-off of the AutoPILOT Care Management software as the result of the implementation of a new Care Management system in March of 2001, $6.1 million write-down of certain accounts receivable for which full collection was in doubt, $.6 million write-down of fixed assets related to the closure of Nashville claims operation, $.5 million of expense incurred in efforts to raise external financing and $4.9 million related to the settlement of claims for prior years that were included in current operations. The net loss of $7.0 million before taking into consideration the one time events reflects losses experienced across all three business units in 2000. The Health Plan, largely as a result of the one-time events impacting its business unit, experienced a pre-tax loss of $5,645,000 in 2000.

The magnitude of the net loss for the year ended December 31, 2000, has reduced the Company's net worth from $33.1 million at December 31, 1999 to $6.1 million at December 31, 2000. The loss experienced at the HMO during 2000 created the risk of regulatory intervention or increased oversight. Subsequent to December 31, 2000, the Company has undergone a series of changes designed to strengthen the financial position of both the Company and the HMO as well as position the Company for strategic growth in the future. The prior CEO and President retired and have been replaced by a management team experienced in restructuring health care companies. To date, payroll and other operating expense reductions which are expect to yield approximately $10.1 million on an annualized basis have been identified and implemented.

The Company's Health Plan is required to submit statutory financial statements with the Pennsylvania Department of Insurance and to maintain a statutory surplus level sufficient to meet or exceed risk-based capital calculations. The Health Plan filed its 2000 Annual Statement with the Department of Insurance, indicating the net worth was below a threshold control level as of December 31, 2000. As a result, the Department of Insurance required a Risk-Based Capital (RBC) Plan be submitted to the Department of Insurance within 90 days. On April 19, 2001, that plan was submitted. On April 30, 2001, the Health Plan received notice that the Department required a re-submission of the RBC Plan by May 7, 2001. The Health Plan has prepared and submitted the revised RBC Plan to address the Department's issues; however, there can be no assurance that the Health Plan will be successful in obtaining approval of the revised RBC Plan. Failure to achieve approval may jeopardize the contract for covered members with the Pennsylvania Department of Public Welfare.

In the year 2000, the NAIC and the Commonwealth of Pennsylvania adopted revised statutory accounting principles to further clarify and standardize admitted and non-admitted assets for statutory purposes. Referred to as Codification, the revised statutory accounting standards are effective January 1, 2001. The effects of adopting the revised standards indicate that surplus continues to be below the threshold control level.

Over 80% of the Company's total revenues are from the Health Plan Business Unit. Included in the results of the Health Plan are Oaktree (serving Philadelphia and surrounding counties) and HealthMate (serving Harrisburg and surrounding counties), which was acquired on February 1, 2001. Oaktree has experienced a continuing decline in membership while HealthMate has seen steady growth in membership. Future trends in membership are difficult to predict. This business is subject to regulatory risks such as re-negotiation of rates on an annual basis, changing and expanding reporting requirements, net worth requirements, government agendas and the general health of the membership served. Service utilization for contracted charges payable to providers of care, pharmacies, and other health care providers can significantly impact the profitability of the Health Plan.

The Health Plan has a receivable of $6,910,000 from a reinsurance policy for aggregate coverage of excessive medical costs that is currently in the course of collection. The Health Plan fully expects to collect the receivable during 2001 once issues related to reinsurance claim are fully resolved. To the extent that the reinsurer does not meet its obligations assumed under the reinsurance contract, the Health Plan remains primarily liable.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of total revenues for the two fiscal years ended June 30, 1998 and 1999 and for the two years ended December 31, 1999, and 2000 and compares the percentage change in the dollar amounts of these items for the period indicated. All significant intercompany transactions have been eliminated.

                                                                                                                 Period to Period
                                                         Year Ended June 30,   Year Ended December 31,          Increase (Decrease)
                                                         -------------------   -----------------------          -------------------
                                                                                                               June 30,     Dec. 31,
                                                                                                               1998 vs      1999 vs
                                                        1998           1999      1999           2000            1999         2000
                                                        ----           ----      ----           ----            ----         ----
Total revenues                                          100%            100%       100%           100%            112%           9%

Operating expenses:
  Medical costs, net                                     86%(1)          85%(1)     83%(1)         90%(1)         283%         109%
  Cost of services, net                                  58(2)           34(2)      40(2)          34(2)            1           22
  Selling, marketing and administration, net             14(2)            9(2)       9(2)          10(2)            5           69
Oxford transition costs                                   0               1(2)       0(2)           0              --           --
Interest expense                                          0               1(2)       1              1(2)           99          (19)
   Gain on Surplus Note                                   0               0          0               (1)           --         (100)
         Total operating expenses                        98(2)          100(2)      99(2)         114(2)           75           67
                                                     ------            ----     ------         ------          ------       ------

Income (loss) before income taxes and
   cumulative effect of accounting change                 2               *          1            (14)            (70)      (3,146)

Income tax expense (benefit)                              1               *          *              *             (68)        (191)
                                                     ------            ----     ------         ------          ------       ------

Income (loss) before cumulative effect
   Of accounting change                                   1               *          1            (14)            (72)      (5,790)

Cumulative effect of accounting change                   (2)              0          *              0              --           --
                                                     ------            ----     ------         ------          ------       ------

Net income (loss)                                        (1%)             *%         *             14%            135%       5,790%
                                                     ======            ====     ======         ======          ======       ======

(1)   Computed as a % of HMO premiums, net (gross premiums less ceded premiums).
(2)   Computed as a % of net revenues.
*     Less than 1% on a rounded basis

Revenues: Total revenues prior to the reduction for ceded premiums increased $18,204,000 (9%) for the year ended December 31, 2000 compared to the same period in 1999 (from $212,137,000 to $230,341,000), and increased $106,023,000
(112%) from fiscal 1998 to fiscal 1999 (from $94,837,000 to $200,860,000) .
These increases are primarily attributable to the Company's entrance into the HMO insurance business on April 16, 1998, the acquisition of HealthMate on February 1, 2000 and increased investment income, offset by lower 4YourCare and QualityFIRST revenues resulting from the loss of several key clients.

Following is a breakout of net revenues:

                                                                                                        Period to Period
                                                                                                       Increase (Decrease)
                                   Year Ended June 30,          Year Ended December 31,          ----------------------------
                                ------------------------       -------------------------           June 30,      December 31,
                                   1998          1999            1999            2000            1998 vs 1999    1999 vs 2000
                                ---------      ---------       ---------       ---------         ------------    ------------
Premiums - gross                $  27,457      $ 144,639       $ 156,123       $ 186,862             427%              20%
Ceding allowance                       --          2,457           3,880             775              --              (80)
4YourCare unit                     63,395         48,731          47,011          37,633             (23)             (20)
QualityFIRST unit                   3,648          4,064           4,093           4,461              11                9
Investment income                     337            969           1,030             610             188              (41)
                                ---------      ---------       ---------       ---------             ---               --
       Total revenues              94,837        200,860         212,137         230,341             112                9
 Less ceded premiums                   --        (37,821)        (75,886)        (31,697)             --              (58)
                                ---------      ---------       ---------       ---------             ---               --
       Net revenues             $  94,837      $ 163,039       $ 136,251       $ 198,644              72               46
                                =========      =========       =========       =========             ===               ==

Premiums - gross are from insurance premiums related to the HMO operations of the Health Plan business unit. The Company did not have this business in the first three quarters of fiscal 1998. The premiums-gross increased 20% or $30.7 million, for the year ended December 31, 2000 compared to the same period in 1999 (increasing from $156.1 million to $186.9 million). This increase was the result of approximately $28 million from the acquisition of HealthMate February 1, 2000 and approximately $15 million from rate increases under terms of its agreement with the Department of Public Welfare of the Commonwealth of Pennsylvania (DPW) offset by approximately $7 million of lower premiums due to the decrease in Oaktree membership and $3 million for the discontinuation of a commercial product in 2000. Premium-gross increased 427% or $117.2 million, from fiscal 1998 to fiscal 1999 (increasing from $27.5 million to $144.6 million). The increase was the result of there being only two and one-half months of premium in fiscal 1998 compared to twelve months of premiums in fiscal 1999 along with membership category changes and rate adjustments effective January 1999.

In order to manage its insurance risk and generate statutory surplus , the HMO entered into quota share reinsurance agreements to cede off 33% of the Health Plan premiums, medical costs, costs of services and selling, marketing and administration expenses in the last six months of 2000 and 50% in 1999. Under terms of the quota share agreements, the Health Plan received an advance ceding allowance of $4,000,000 under the 33% agreement and $5,000,000 under the 50% agreement. The ceding allowance is realized in relation to profits ceded to the reinsurer. The ceding allowance earned under terms of the reinsurance agreements decreased from $3.1 million in 1999 to $.8 million in 2000 due to the quota share reinsurance agreement changing from a 50% quota share policy for the full year of 1999 to a 33% quota share policy covering only the last six months of 2000.

The 4YourCare revenues decreased 20% or $9.4 million, for the year ended December 31, 2000 compared to the same period in 1999 (decreasing from $47.0 million to $37.6 million) which was the result of the loss of several significant self-insured clients who were acquired, who downsized operations or went bankrupt. The unit also lost approximately $7 million of care management revenues from an insurance company client who moved the service in-house. Revenues decreased 23% or $14.7 million, from fiscal 1998 to fiscal 1999 (decreasing from $63.4 million to $48.7 million) mainly the result of the decrease in the number of covered participants enrolled in the Company's management services related to an HMO that terminated services on September 30, 1998 and other clients who terminated services. The Company has been able to stabilize its 4YourCare revenues with the addition of a significant number of covered lives through its contract with HCA, a client of many years, in January 2001. HCA represented 18% and 15% of 4YourCare revenues in the years ended December 31, 2000 and 1999, respectively.

Revenues from QualityFIRST(R) increased 9% or $.4 million for the year ended December 31, 2000 compared to the same period in 1999 (increasing from $4.0 million to $4.5 million), increased 11% or $.4 million, from fiscal 1998 to fiscal 1999 (increasing from $3.6 million to $4.1 million). The increases were the result of an increased number of new clients, expansion of systems with existing clients utilizing the guidelines and the expansion of the number of products available for sale.

Investment income decreased 41% or $.4 million for the year ended December 31, 2000 compared to the same period in 1999 (decreasing from $1.0 million to $.6) and increased 188% or $.6 million from fiscal 1998 to fiscal 1999 (increasing from $.3 million to $.9 million). This decrease in 2000 is directly related to the sale of investments by the Health Plan, the proceeds of which were used to pay claims. The increase in 1999 is the result of higher levels of investments held by the Health Plan.

Medical Costs, Net: Medical costs, net of amounts ceded, for the Health Plan increased 109% or $72.6 million for the year ended December 31, 2000 compared to the same period in 1999 (increasing from $67.8 million to $139.4 million) due to the change in the per cent and period covered by the quota share reinsurance agreements, the acquisition of HealthMATE February 1, 2000, an estimated 12% increase in pharmacy costs and other increases in medical costs. Medical costs, net of amounts ceded, increased 283% or $66.9 million from fiscal 1998 to fiscal 1999 (from $23.6 million to $90.6 million) due to only two and one-half months of medical costs in fiscal 1998 compared to twelve months of medical costs in fiscal 1999. As a percentage of net Health Plan premiums, net medical costs was 89.8% for the year ended December 31, 2000 compared to 83.2% for the same period in 1999 and 86.0% in fiscal 1998 compared to 84.8% in fiscal 1999. The increase experienced in 2000 relate to increased pharmacy costs, approximately $2.0 million related to the increase in the medical services payable for prior years that was included in current operations and a $2.0 million adjustment of the Health Plan reinsurance recoveries recorded in 2000.

Cost of Services, Net: Cost of services, net of amounts ceded, increased 22% or $12.0 million for the year ending December 31, 2000 compared to the same period in 1999 (increasing from $55.0 million to $67.0 million) and increased 1% or $.3 million from fiscal 1998 to fiscal 1999 (from $55.1 million to $55.4 million). The 2000 increase is primarily due to the change in the per cent and period covered by the quota share reinsurance agreements and the $5.8 million of additional amortization expense related to the write-off of the AutoPILOT Care Management software as the result of the implementation of a new Care Management system in March of 2001. As a percentage of net revenues, the cost of service, net of amounts ceded, was 34% and 40% for the years ended December 31, 2000 and 1999.

Selling, Marketing and Administration, Net: Selling, marketing and administration, net of amounts ceded, increased 69% or $8.5 million for the year ended December 31, 2000 compared to the same period in 1999 (increasing from $12.3 million to $20.8 million) and increased 5% or $.7 million, from fiscal 1998 to fiscal 1999 (from $13.4 million to $14.1 million). The 2000 increase is primarily due to the change in the per cent and period covered by the quota share reinsurance agreements, $2.3 million expense for the settlement of a dispute over amounts the Health Plan allegedly owed to a previous provider, $.6 million write-down of fixed assets related to the closure of Nashville claims operation and $.5 million of expense incurred in efforts to raise external financing. This expense as a percentage of net revenues was 10% for the year ended December 31, 2000 and 9% for the same period in 1999.

Gain on Surplus Note: In August 2000, the HMO and the Company reached agreement with Oxford Health Plans, Inc. (OHPI) on all post acquisition accounting transactions. Under terms of the agreement, the Company acquired the existing $2.5 million surplus note owed by the Plan to OHPI for $.9 million in the form of a promissory note . The net settlement gain on the surplus note was $1.6 million.

Interest Expense: Interest expense decreased 19% or $.2 million for the year ended December 31, 2000 compared to the same period in 1999 (decreasing from $1.2 million to $1.0 million) and decreased as a percentage of net revenue from 0.5% to 0.9%. This decrease was the result of the reversal of $.2 million of interest under the acquired Surplus Note described above. Interest expense increased 99% or $.5 million from fiscal 1998 to fiscal 1999 (from $.5 million to $1.0 million), and increased as a percentage of net revenue from 0.5% to 0.6%. Interest expense was lower in 2000 due to lower balances outstanding under terms of bank loan.

Income Taxes: Income tax expense decreased 191% or $.8 million for the year ended December 31, 2000 compared to the same period in 1999 (from an income tax expense of $.4 million to a benefit of $.4 million). Income tax expense decreased in fiscal 1999 from fiscal 1998 by $.6 million, or 68% (from $.9 million to $.3 million) primarily due to fluctuations in levels of income or loss before income taxes. Net income or loss was reported as fully taxed at the federal tax rate of 34% through December 31, 1999. In 2000, the effective tax benefit is less than the statutory rate because the Company was not able to recognize deferred tax assets in excess of deferred tax liabilities in that the utilization of such assets is not reasonably assured. See Note 12 in the Notes to Consolidated Financial Statements.

Cumulative effect of accounting change: See Note 4 in the Notes to Consolidated Financial Statements regarding the accounting change.

Liquidity and Capital Resources

As of December 31, 2000, the cash and cash flow from operations, are not sufficient to finance the Company's obligations in 2001. As was explained in the Overview section above, the magnitude of the net loss for the year ended December 31, 2000, has reduced the Company's net worth from $33.1 million at December 31, 1999 to $6.1 million at December 31, 2000. The losses experienced at the Health Plan during 2000 has created the risk of regulatory intervention or increased oversight. Subsequent to December 31, 2000, the Company has undergone a series of changes to strengthen the financial position of both the Company and the Health Plan as well as to position the Company for strategic growth in the future. The prior CEO and President retired and have been replaced by a management team experienced in the restructuring of health care companies. Through April 27, 2001, payroll and other operating expense reductions expected to yield approximately $10.1 million on an annualized basis have been identified and implemented. Loop Corp and other related organizations have agreed to provide up to $14.1 million in equity and other financing to the Company for use in increasing the net of the Health Plan.

The Company's cash flow used in operations was $.6 million for the year ended December 31, 2000 compared to cash flow from operations of $6.9 million and $23.7 million for fiscal 1999 and 1998, respectively. Cash flow from operations has exceeded net income (loss) primarily due to non-cash charges such as depreciation and amortization, deferred income taxes, cumulative effect of the accounting change and changes in operating assets and liabilities and the medical services payable.

Cash of $7.7 million, net of cash acquired, was used in the third quarter of fiscal 1999 to purchase Oxford Health Plans (PA), Inc., now named HRM Health Plans (PA), Inc.

Cash has been used to invest in software and program enhancements ($4.5 million for the year ended December 31, 2000 and $8.7 million and $9.1 million in fiscal 1999 and fiscal 1998, respectively). The Company also used cash to acquire property and equipment ($.4 million for the year ended December 31, 2000 and $5.6 million and $2.7 million for fiscal 1999 and fiscal 1998, respectively). Approximately $3.0 million of the fiscal 1999 property and equipment purchases were related to the corporate office move in the first quarter of fiscal 1999. The Company expects to continue to invest in software and program enhancements in 2001 on the core business units and will need to fund some of the prior year software and program enhancements.

The Company used approximately $4.4 million for the year ended December 31, 2000, and $2.3 million and $2.2 million in fiscal 1999 and fiscal 1998, respectively, to repay principal on notes payable and capital leases. The Company borrowed $1.0 million in the six months ended December 31, 1999 and $6.0 million and $4.8 million in fiscal 1999 and fiscal 1998, respectively. The Company's term loan has a principal balance of $6.4 million as of December 31, 2000. The term loan is secured by liens on the assets of the Company.

The Company had a working capital deficit of $28.1 million at December 31, 2000 compared to a deficit of $7.6 million at December 31, 1999. The major factors for the increased deficit relate to $4.6 million increase in accounts payable, $7.2 million increase to medical services payable, $1.8 million increase to unearned revenue, a $2.2 million increase to current maturities of notes payable and a $1.3 million decrease to cash and cash equivalents. The Health Plan had fixed maturity investments of $6.7 million and $8.4 million available at December 31, 1999 and June 30, 1999, respectively, to be used to pay medical services payables. The investments were sold in 2000 to pay medical claims.

The Company has a net operating loss carry forward of approximately $37.0 million for income tax purposes at December 31, 2000, which can be used to reduce taxable income and cash flow necessary to pay taxes. The Company changed its tax accounting treatment to one of capitalizing computer software costs versus expensing them when incurred. This change was made to protect the net operating loss for tax purposes going forward.

The loss for the quarter ended December 31, 2000 resulted in the Company not meeting certain bank covenants under the bank loan agreement. Subsequent to December 31, 2000, the Company and the bank have amended the loan agreement to waive the defaults that existed at December 31, 2000 and to amend the covenants going forward.

As a result of its financial position, the Pennsylvania Department of Insurance has required the Company to submit a risk based capital plan to the Department of Insurance. On April 19, 2001, the plan was submitted. On April 30, 2001, the health plan was notified that the Department would require a resubmission of the plan. The plan has been prepared and resubmitted; however there can be no assurance that the health plan will be successful in obtaining approval of the revised RBC plan. Failure to achieve approval may jeopardize the contracts for covered members with the Pennsylvania Department of Public Welfare.

As discussed above under the caption BUSINESS - RECENT DEVELOPMENTS, the RBC plan depends upon the Company's obtaining a minimum of $6.1 million in cash. The Company has entered into letters of intent and is presently negotiating the appropriate agreements for the financing. If the financing is not obtained either through the presently contemplated arrangements or otherwise, it is probable that the Pennsylvania Department of Insurance will assume control the health plan.

In the year 2000, the NAIC and the Commonwealth of Pennsylvania adopted revised statutory accounting principles to further clarify and standardize admitted and non-admitted assets for statutory purposes. Referred to as Codification, the revised statutory accounting standards are effective January 1, 2001. The effects of adopting the revised standards indicate that surplus continues to be below the threshold control level.

Item 7A  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, the Company is exposed to market risk from changes in interest rates. The Company does not enter into any derivative transactions. The Company's term loan obligations is subject to interest rate risk. A 100 basis point increase in interest rates related to the Company's term loan payable would result in an annual increase in the Company's then current interest expense of approximately $63,000.

Forward Looking Statements

The statements contained in this Annual Report on Form 10-K and the Management's Discussion and Analysis of Financial Condition and Results of Operations, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). When used in this Annual Report on Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in its press releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of one of its executive officers, the words or phrases "believes," "anticipates," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements. Any of these forward-looking statements involve risks and uncertainties that may cause its actual results to differ materially from the results discussed in the forward-looking statements.

The following discussion contains certain cautionary statements regarding its business that investors and others should consider. This discussion is intended to take advantage of the "safe harbor" provisions of the PSLRA. In making these cautionary statements, the Company is not undertaking to address or update each factor in future filings or communications regarding its business or results, and is not undertaking to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected its past, as well as current, forward-looking statements about future results. Its actual results in the future may differ materially from those expressed in prior communications.

The Company May Not Accomplish Its Business Plan.

As discussed above under the caption MANAGEMENT'S DISCUSSION AND ANALYSIS, the Company had a net loss of $27.6 for the year ended December 31, 2000 and a working capital deficit of $28.1 million at December 31, 2000. To address its financial condition, the Company has developed, and is continuing to develop, a rationalization plan, which involves, among other things, expense reductions, the obtaining of additional financing, the development of an RBC plan in order to comply with the capital requirements of the Pennsylvania Department of Insurance and a review of all of the Company's contractual relationships. The Company is also addressing the Company's ability to obtain sufficient financing, to manage its costs more effectively than it has in the past, and, possibly, to obtain new business. No assurances can be given that the Company will be able to accomplish its plans. If it cannot do so, it is possible that the Company will cease operations.

The Company May Get "Delisted" from the Nasdaq National Market, Which Would Restrict Liquidity of the Stock.

On April 18, 2001, the Company was advised by Nasdaq that it was not in compliance with the Marketplace Rules of the Nasdaq National Market because it had failed to timely file its annual report on Form 10-K. Accordingly, the Company's stock may be delisted. The Company appealed the decision and attended a hearing before a Listing Qualifications Panel on May 10, 2001. The Company is awaiting a decision from the Listing Qualifications Panel.

If the Company's stock is delisted, the liquidity of its stock could be impaired. The Company's stock may trade at a lower price than might otherwise be obtained. If the Company's stock is delisted, the Company's stock may be traded over-the-counter, more commonly known as the OTC market. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq-listed stocks and the values of these stocks may be more volatile than Nasdaq-listed stocks. If the Company's stock is traded in the OTC market and a market maker sponsors the Company, the Company may have the price of its stock electronically displayed on the OTC Bulletin Board, OTCBB. However, if the Company lacks sufficient market maker support for display on the OTCBB, it must have its price published by the National Quotations Bureau LLP in a paper publication known as the "Pink Sheets." The marketability of the Company's stock will be even more limited if its price must be published on the "Pink Sheets".

Health Care Costs

The Company uses a large portion of its revenue to pay the costs of health care services or supplies delivered to its members. Total health care costs are affected by the number of individual services rendered and the cost of each service. Much of its premium revenue is priced before services are delivered and the related costs are incurred, usually on a prospective annual basis. Although the Company bases the premiums it receives on the estimate of future health care costs over the fixed premium period, competition, regulations and other factors may and often do cause actual health care costs to exceed what was estimated and reflected in premiums. These factors may include increased use of services, increased cost of individual services, catastrophes, epidemics, the introduction of new or costly treatments, medical cost inflation, new mandated benefits or other regulatory changes, insured population characteristics and seasonal changes in the level of health care use. In addition, the financial results the Company reports for any particular period include estimates of claims incurred that have not yet been received or processed. Because of these estimates, the Company's earnings may be adjusted later to reflect the actual costs. Relatively insignificant changes in medical costs as a percentage of premium revenues, because of the narrow margins of its health plan business, can create significant changes in its financial results.

Industry Factors

The managed care industry receives significant negative publicity and has been the subject of large jury awards. This publicity has been accompanied by increased litigation, legislative activity, regulation and governmental review of industry practices. These factors may adversely affect the Company's ability to market its products or services, may require changes to its products and services, and may increase the regulatory burdens under which the Company operates, further increasing costs of doing business and adversely affecting profitability.

Competition

In many geographic or product markets, the Company competes with a number of other entities, some of which may have certain characteristics or capabilities that give them a competitive advantage. The Company believes the barriers to entry in these markets are not substantial, so the addition of new competitors can occur relatively easily, and consumers enjoy significant flexibility in moving to new providers of health and well being services. Certain of the Company's customers may decide to perform for themselves functions or services that the Company provides, which would decrease the Company's revenues. Certain of the Company's contracted providers may decide to market products and services to the Company's customers in competition with the Company. In addition, significant merger and acquisition activity has occurred in the industry in which the Company operates as well as in industries that act as suppliers to the Company, such as the hospital, physician, pharmaceutical, medical device and health information systems industries. To the extent that there is strong competition or that competition intensifies in any market, the Company's ability to retain or increase customers or providers, or maintain or increase revenue growth, pricing flexibility, control over medical cost trends and marketing expenses may be adversely affected.

Government Programs and Regulation

The business of the Company is heavily regulated at the state level. The laws and rules governing its business and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force us to change how the Company does business, restrict revenue and enrollment growth, increase the Company's health care and administrative costs and capital requirements, or other actions. Delays or failure to obtain approval at the state level could adversely affect the Company's revenue or could increase costs. The Company participates in state mandated Medicaid HMO programs which are subject to frequent change, including changes that may reduce the number of persons enrolled or eligible, reduce the amount of reimbursement or payment levels, or reduce or increase its administrative or health care costs under such programs. Such changes could adversely affect financial results.

State legislatures and Congress continue to focus on health care issues. Congress is considering various forms of "Patients' Bill of Rights" legislation which, if adopted, could fundamentally alter ERISA's treatment of liability for noncompliance, fiduciary breach of contract and improper coverage denials. Additionally, there recently have been federal and state legislative attempts to limit ERISA's preemptive effect on state laws. If adopted, such limitations could increase the Company's liability exposure and could permit greater state regulation of the Company's operations. Other proposed bills and regulations at state and federal levels may impact certain aspects of its business including provider contracting, claims payments and process, confidentiality of health information and government-funded programs. Further, tax code changes considered from time to time by Congress may make it easier and more cost effective for employers to establish defined contribution plans. While the Company cannot predict if any of these initiatives will ultimately become binding law or regulation, or if enacted, what their terms will be, their enactment could increase costs, expose the Company to expanded liability, require the Company to revise the ways in which it conducts business or put the Company at risk for a loss of business to new health care funding arrangements. Further, as the Company's businesses continue to implement their e-commerce initiatives, uncertainty surrounding the regulatory authority and requirements in this area will make it difficult to ensure compliance.

The Company is also subject to various governmental reviews and audits. Such oversight could result in the loss of licensure or the right to participate in certain programs, or the imposition of civil or criminal fines, penalties and other sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could damage its reputation in various markets and make it more difficult for us to sell the Company's products and services. The Company is currently involved in various governmental investigations, audits and reviews.

The Company's operations are conducted through its wholly owned subsidiaries, which include a Medicaid HMO and a third party administrator. These operations are subject to state regulations that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and may restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. Generally, the amount of dividend distributions that may be paid by its regulated subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity's level of statutory net income and statutory capital and surplus.

Provider Relations

One of the significant techniques the Company uses to manage health care costs and facilitate care delivery is contracting with physicians, hospitals and other providers. Because the Company's health plans are geographically diverse and most of those health plans contract with a large number of providers, the Company currently believes the aggregate exposure to provider relations issues is limited. A number of organizations are advocating for legislation that would exempt certain providers from federal and state antitrust laws, the adoption of which could impact this assessment. In any particular market, providers could refuse to contract, demand higher payments, or take other actions that could result in higher health care costs, less desirable products for customers and members, or difficulty meeting regulatory or accreditation requirements. In some markets, certain providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies. In addition, physician or practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, continue to expand. These providers may compete directly with the Company. If these providers refuse to contract with us, use their market position to negotiate favorable contracts, or place the Company at a competitive disadvantage, those activities could adversely affect the Company's ability to market products or to be profitable in those areas.

Litigation and Insurance

The Company may be a party to a variety of legal actions that affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including securities fraud, and intellectual property related litigation. In addition, because of the nature of the business, the Company is subject to a variety of legal actions relating to business operations, including the design, management and offering of its products and services. These could include: claims relating to the denial of health care benefits; medical malpractice actions; allegations of anti-competition and unfair business activities; provider disputes over compensation and termination of provider contracts; disputes related to self-funded business, including actions alleging claim administration errors and the failure to disclose network rate discounts and other fee and rebate arrangements; disputes over copayment calculations; claims related to the failure to disclose certain business practices; and claims relating to customer audits and contract performance.

Information Systems

The Company's businesses depend significantly on effective information systems. The Company's information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences. For example, HIPAA's administrative simplification provisions and the federal claim processing regulations may ultimately require significant changes to current systems. In addition, the Company may from time to time obtain significant portions of its systems-related or other services or facilities from independent third parties, which may make its operations vulnerable to such third parties' failure to perform adequately. Failure to maintain effective and efficient information systems could cause the loss of existing customers, difficulty in attracting new customers, issues in determining medical cost estimates, customer and provider disputes, regulatory problems, increases in administrative expenses or other adverse consequences.

Administration and Management

Efficient and cost-effective administration of the Company's operations is essential to profitability and competitive positioning. While the Company is attempting to effectively manage expenses, staff-related and other administrative expenses may arise from time to time due to business or product start-ups or expansions, growth or changes in business, acquisitions, regulatory requirements or other reasons. These expense increases are not clearly predictable and may adversely affect results. Further, the Company believes it currently has an experienced, capable management and technical staff. The market for management and technical personnel, including information systems professionals, in the health care industry is very competitive. Loss of certain key employees or a number of managers or technical staff could adversely affect the Company's ability to administer and manage its business.

Data and Proprietary Information

Many of the products that are part of its knowledge and information-related business depend significantly on the integrity of the data on which they are based. If the information contained in its databases were found or perceived to be inaccurate, or if such information were generally perceived to be unreliable, commercial acceptance of its database-related products would be adversely and materially affected. Furthermore, the use of individually identifiable data by its businesses is regulated at federal, state and local levels. These laws and rules are changed frequently by legislation or administrative interpretation. These restrictions could adversely affect revenues from certain of its products or services and, more generally, affect its business, financial condition and results of operations.

There are various legislative and regulatory proposals currently under consideration that address the use and maintenance of individually identifiable health data, including regulations promulgated pursuant to HIPAA. Compliance with these proposals could result in cost increase due to necessary systems changes and the development of new administrative processes. Additionally, if enacted, some of these proposals may impose restrictions on its use of patient data.

The success of knowledge and information-related business activities also depends significantly on the Company's ability to maintain proprietary rights to its products. The Company relies on its agreements with customers, confidentiality agreements with employees, and its trade secrets, copyrights and patents to protect its proprietary rights. The Company cannot assure that these legal protections and precautions will prevent misappropriation of its proprietary information. In addition, substantial litigation regarding intellectual property rights exists in the software industry, and the Company expects software products to be increasingly subject to third-party infringement claims as the number of products and competitors in this industry segment grows. Such litigation could have an adverse effect on the ability of the Company's knowledge and information-related business to market and sell its products and on its business, financial condition and results of operations.

Financial Outlook

From time to time in press releases and otherwise, the Company may publish forecasts or other forward-looking statements regarding its future results, including estimated revenues or net earnings. Any forecast of its future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and as a matter of course, any number of them may prove to be incorrect. Further, the achievement of any forecast depends on numerous risk and other factors (including those described in this discussion), many of which are beyond its control. As a result, the Company cannot assure that its performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Current and potential shareholders are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the Company's entire publicly available mix of historical and forward-looking information, as well as other available information affecting the Company and its services, when evaluating its prospective results of operations.

Stock Market

The market prices of the securities of the publicly-held companies in the industry in which the Company operates have shown volatility and sensitivity in response to many factors, including general market trends, public communications regarding managed care, litigation and judicial decisions, legislative or regulatory actions, health care cost trends, pricing trends, competition, earnings, membership reports of particular industry participants and acquisition activity. The Company cannot assure the level or stability of the price of its securities at any time or the impact of the foregoing or any other factors on such prices.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

The following table provides certain information with respect to all directors of the Company.

Name of Director                       Current Position(s)              Principal Occupation(s)             Director
(Class)                      Age          with Company                  During Past Five Years               Since
-------                      ---          ------------                  ----------------------               -----
Gary T. McIlroy, M.D.        60     Chairman of the Board,    Chairman and Chief Executive Officer of        1977
(Class C) (1)                       Chief Executive Officer   the Company since 1977. Dr. McIlroy is
                                    and Director              married to Marlene O. Travis.

Marlene O. Travis            61     Co-founder, President,    President of the Company since 1987 and        1977
(Class B) (2)                       Secretary, and            Chief Operating Officer of the Company
                                    Director, HRM: Chair &    from 1987 to 1992 and June 1993 to 1998;
                                    CEO of IHQ                and Chief Administrative Officer from
                                                              1992 to June 1993.  Chair & CEO,
                                                              Institute for Healthcare Quality since
                                                              1991.  Ms. Travis is married to Gary T.
                                                              McIlroy, M.D.

Gary L. Damkoehler           61     Director                  Chairman, Chief Executive Officer and          1996
(Class A)                                                     President since 1988 of JSA Healthcare
                                                              Corporation of St. Petersburg, Florida, a
                                                              direct provider of healthcare services.

Raymond G. Schultze,         67     Director                  Chief Executive Officer and Medical            1996
M.D. (Class A) (3)                                            Director since 1997 of Toiyabe Dialysis
                                                              Unit. Consultant regarding healthcare
                                                              management consulting (self-employed)
                                                              since 1997.
                                                              Prior to this he was Professor of
                                                              Medicine at the UCLA School of Medicine
                                                              from 1980 to 1995; and Administrative
                                                              Vice Chancellor for UCLA from 1986 to
                                                              1992. Dr. Schultze currently is providing
                                                              consulting services to the County of Los
                                                              Angeles for the re-engineering of their
                                                              healthcare system.

Vance Kenneth Travis         74     Director                  Chairman of the Board of Triad                 1984
(Class B) (4)                                                 International, Inc., a plant engineering
                                                              and project management operation for
                                                              petro-chemical and refinery process
                                                              plants located in Calgary, Alberta,
                                                              Canada.  Mr. Travis is Marlene Travis'
                                                              uncle.

Robert L. Montgomery         64     Director                  Consultant regarding Health System, HMO        1993
(Class C)                                                     and E-Health development and management
                                                              since 1999. Prior to this he was
                                                              President-Western Division of Sutter
                                                              Health from 1996 to 1999. Prior to this,
                                                              he was President and Chief Executive
                                                              Officer of Alta Bates Health System of
                                                              Emeryville, California, a vertically
                                                              integrated full service healthcare
                                                              system, from 1989 to 1996, and from 1979
                                                              to 1983. Served on Board of Directors of
                                                              a national, publicly traded HMO from
                                                              1990 through 2000.

Andrew A. Jahelka            37    Director                   Co-Founder of several closely held companies.  2000
(Class C)                                                     As president of Scattered Corporation, a
                                                              Chicago based broker/dealer, Mr. Jahelka
                                                              served as a market maker on the Chicago
                                                              Stock Exchange from 1991-1998. Mr.
                                                              Jahelka also is president and co-founder
                                                              of Loop Corp., which has funded
                                                              investments in a diverse group of
                                                              industries including commercial real
                                                              estate, tele-communications, energy and
                                                              e-commerce.

(1) Gary T. McIlroy, M..D. retired from his position as Chief Executive Officer of the Company on March 28, 2001. He resigned his position of Chairman of the Board on March 31, 2001. The Company is currently searching for a CEO. The function of CEO is being accomplished by an executive committee of the Board of Directors consisting of Andrew A. Jahelka, Director, Steven L. Volla, Director and Leland LeBlanc, CFO. Corbett A. Price was elected Chairman of the Board.

(2) Marlene O. Travis retired from her position as President of the Company on March 31, 2001. She resigned her positions of Secretary and Director on March 31, 2001.
(3) Raymond G. Schultze resigned his position of Director on March 31, 2001. Steven L. Volla was elected by the Board of Directors to fill the Class A Director vacancy.
(4) Vance Kenneth Travis resigned his position of the Director on March 31, 2001. Corbett A. Price was elected by the Board of Directors to fill the Class B Director vacancy.

The Company's Articles of Incorporation provide for the election of three classes of directors with terms staggered so as to require the election of only one class of directors each year. The term of the Class C directors expires at the 2001 annual meeting, the term of the Class A directors expires at the 2002 annual meeting, and the term of the Class B Directors expires at the 2003 annual meeting. On April 18, 2001, the Board of Directors adopted a resolution to amend the Corporate By-Laws to eliminate the staggered terms of the Board of Directors. If said change is determined to require shareholder approval, this item shall be included in the next proxy statement.

Executive Officers

The following sets forth the names and ages of current executive officers of the Company, in addition to information regarding their positions with the Company, their periods of service in such positions, and their business experience for at least the past five years.

Name                                Age                                Position
----                                ---                                --------

Gary T. McIlroy, M. D.              60               Chairman of the Board, Chief Executive Officer and
                                                     Director

Marlene O. Travis                   61               President, Chief Operating Officer, Secretary and
                                                     Director

Thomas P. Clark                     53               Executive Vice President, Acquisitions and Business
                                                     Development

Leland G. LeBlanc                   57               Senior Vice President and Chief Financial Officer

Adele M. Kimpell                    54               Executive Vice President, Operational Effectiveness

Pamela N. Hursh                     38               President, Indemnity Business Unit

Michael T. McKim                    55               Vice President and General Counsel

Gary T. Mcllroy, M.D., a co-founder of the Company, has been an officer of the Company since 1977 and Chairman of the Board, Chief Executive Officer, and a director of the Company since 1984. Dr. McIIroy has owned and operated three medically-related businesses. Dr. McIIroy was co-founder, President, and Chief Executive Officer of Midwest Laboratory Associates, a medical testing laboratory from 1977 until its sale in 1980. From 1973 to 1978, he was President and Chief Executive Officer of Upper Mississippi Pathologists, P.A., serving several hospitals in central Minnesota. Dr. McIIroy holds an M.D. degree from the University of California-Los Angeles, and is Board Certified in Anatomical and Clinical Pathology following four years of specialty training at the Mayo Clinic in Rochester, Minnesota. He is also a member of the American College of Utilization Review Physicians. Dr. McIIroy is married to Marlene O. Travis. Dr. McIlroy retired from the Company March 28, 2001.

Marlene O. Travis, a co-founder of the Company, has been the Secretary, a director and an officer of the Company since 1977, and served as President and Chief Operating Officer. Ms. Travis has served as Chief Operating Officer since June 1993 and also held the position from January 1987 through December 1991. Ms. Travis has been President since 1987, and Chief Administrative Officer from January 1992 to June 1993, and Executive Vice President prior to 1987. Ms. Travis is Chairman and Chief Executive Officer of the Company's subsidiary, Institute for Healthcare Quality, Inc. Ms. Travis was co-founder, Vice President and Director of Operations of Midwest Laboratory Associates from 1977 to 1980. She was Business Manager of Upper Mississippi Pathologists, P. A. from 1973 to 1978. Ms. Travis is married to Dr. Gary T. McIIroy. Ms. Travis retired from the Company March 31, 2001.

Thomas P. Clark, joined the Company as Controller in 1985, and was Senior Vice President, Finance and Chief Financial Officer of the Company from 1986 to 2000. In 2000, Mr. Clark became Executive Vice President, Acquistions and Business Development. In December 2000, Mr. Clark became President, Health Plan Unit. From 1976 to 1985, Mr. Clark maintained his own public accounting practice. Prior to such time Mr. Clark was an accountant with the accounting firms of KPMG Peat Marwick and Breitman, Orenstein & Schweitzer. Mr. Clark resigned from the Company March 19, 2001 and provided services to the Company under terms of a consulting agreement that was terminated by the Company April 14, 2001.

Leland G. LeBlanc, joined the Company as Senior Vice President/Chief Financial Officer on October 30, 2000. From 1998 to 1999, Mr. LeBlanc served as Senior Vice President, Finance and Administration, Prime Therapeutics, Inc., from 1997 to 1998, Vice President, Finance & Adminstration, Pharmacy Gold, Inc. and from 1994 to 1997 Manager, Litigation Support, BCBSMN.

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

Pamela N. Hursh R.N., became President, 4 Your Care Unit in December
1999, and had previously served as Acting President, Indemnity Business Unit since July 1999. Ms. Hursh also served as Vice President, Operational Effectiveness. Ms. Hursh joined the Company as an Account Manager in March 1991. Ms. Hursh has served in various capacities within HRM since June 1992, including Senior Account Manager, National Account Executive, Director of Account Management and Client Services and VP, Strategic Business Improvement. Ms. Hursh received her B.S. degree from Northern Illinois University in 1987. Ms. Hursh resigned from the Company April 6, 2001.

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

Compliance with Section 16(a) of the Exchange Act

Based on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company is not aware of any failures on the part of its current or former officers or directors to timely comply, during or for the period from January 1, 2000 through December 31, 2000, with their applicable
Section 16(a) filing requirements, except that Philip Christianson and Allen VanFossen, former officers of the Company, were each late filing a Form 3. The Company is not aware of any Section 16(a) filings by any greater than ten-percent holders.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the cash and noncash compensation for the year end December 31, 2000, the six month transition period ended December 31, 1999, and for each of the previous two fiscal years, paid to the Company's Chief Executive Officer and the four other highest paid executive officers of the Company and one former executive officer whose salary and bonus for the year ended December 31, 2000 exceeded $100,000.

                                             Annual Compensation                   Long-Term Compensation Awards
                                 ----------------------------------------        ---------------------------------
                                                                 Other
                                                                 Annual                     Securities
                                                                 Compen-         Stock      Underlying      LTIP          All Other
Name and Position                Year     Salary      Bonus     sation(1)        Awards       Options      Payouts      Compensation
-----------------                ----     ------      -----     ---------        ------       -------      -------      ------------
Gary T. McIlroy, M.D             2000    $278,000   $      0   $ 10,790(10)          0              0      $      0      $ 24,643(6)
   Chairman & CEO                1999*    139,000          0      4,930(10)          0              0             0        10,332(6)
   (retired March 28, 2001)      1999     278,000          0      9,859(10)          0         10,000(4)          0        23,986(6)
                                 1998     278,000       0(2)      9,837(10)          0         40,000(2)          0        23,484(6)

Marlene Travis                   2000    $250,000   $      0   $ 10,781(10)          0              0      $      0      $ 21,789(7)
   President & COO               1999*    125,000          0      4,930(10)          0              0             0         9,211(7)
   (retired March 31, 2001)      1999     250,000          0      9,859(10)          0         10,000(4)          0        21,009(7)
                                 1998     250,000       0(2)      9,837(10)          0         30,000(2)          0        20,336(7)

Thomas P. Clark                  2000    $200,000   $      0   $ 31,179(10)          0              0      $      0      $ 11,250(8)
   Executive V.P.,               1999*    100,000          0      5,451(10)          0              0             0         5,186(8)
   Acquisitions and              1999     200,000          0     10,902(10)     15,000(11)          0             0        35,752(8)
   Business                      1998     200,000       0(2)     10,902(10)          0         30,000(2)          0         9,555(8)
   Development
   (resigned March 19, 2001)

Kenneth Buchanan                 2000    $200,210   $      0   $      0              0              0      $      0      $  5,000(5)
   V.P. of Information           1999*     53,878          0          0              0              0             0           961(5)
   Reporting
   (resigned March 13, 2001)

Tanni Stone-Dorshaw              2000    $195,210   $      0   $      0              0         10,000(4)   $      0      $  4,800(5)
   V.P and Medical Director      1999*    105,044          0          0              0              0             0         2,062(5)
                                 1999      94,406          0          0              0            500(4)          0         2,100(5)

Luis Rosa                        2000    $215,355   $      0   $      0              0              0      $      0      $  5,295(5)
   Former President, Health
   Plan Unit
   (Resigned December 12, 2000)

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

(3)   Not used.

(4) Stock options were issued under the Amended and Restated 1992 Long-Term Incentive Plan and become exercisable in annual increments of one-third per year.

(5)   The Company matching contribution under its 401(k) Salary Savings Plan.

(6) The amount reflected includes $3,484, $3,986, $332 and $4,643 as Company matching contributions under its 401(k) Salary Savings Plan or other retirement payments for fiscal 1998, 1999, the six month period ended

      December 31, 1999 and the year ended December 31, 2000, respectively, and $20,000 per year ($10,000 per half year) for the total premiums paid by the Company on the life insurance policy covered by the Split-Dollar Agreement referred to below in "Employment Agreements" for fiscal 1998, 1999, the six months ended December 31, 1999, and the year ended December 31, 2000, respectively.

(7) The amount reflected includes $3,336, $4,009, $711 and $4,789 as Company matching contributions under its 401(k) Salary Savings Plan or other retirement payments for fiscal 1998, 1999, the six months ended December 31, 1999, and the year ended December 31, 2000, respectively, and $17,000 per year ($8,500 per half year) for a total premiums paid by the Company on the life insurance policy covered by the Split-Dollar Agreement referred to below in "Employment Agreements" for fiscal 1998, 1999 and the six months ended December 31, 1999, and the year ended December 31, 2000, respectively.

(8) The amount reflected includes $3,555, $4,435, $2,186 and $5,250 as Company matching contributions under its 401(k) Salary Savings Plan or other retirement payments for fiscal 1998, 1999, the six month transition period ended December 31, 1999, and the year ended December 31, 2000, respectively, and $6,000 per year ($3,000 per half year) for the total premiums paid by the Company on the life insurance policy covered by the Split-Dollar Agreement referred to below in "Employment Agreements" for fiscal 1998, 1999 and the six months ended December 31, 1999 and the year ended December 31, 2000, respectively.

(9)   Not Used.

(10) Includes auto allowance, medical coverage and payment of vested vacation days.

(11) Issuance of 15,000 common shares as a bonus in connection with certain business acquisition activities.

The following two stock option tables summarize option grants and exercises during the year ended December 31, 2000 for the Chief Executive Officer and other named executive officers, and the values of options granted during the year ended December 31, 2000 and held by such persons at December 31, 2000. No options were granted or exercised during the six month transition period ended December 31, 1999.

             Stock Option Grants in the Year Ended December 31, 2000

                                                                                    Potential Realizable Value at Assumed Annual
                                                                                  Rates of Stock Price Appreciation for Option Term
                                                                                  ------------------------------------------------
                                           Individual Grants                               5%(2)                     10%(2)
                        ----------------------------------------------------      ---------------------     ----------------------
                        Number of     % of Total
                        Securities      Options
                        Underlying     Granted to
                         Options      Employees in   Exercise or  Expiration        Stock                     Stock
         Name            Granted      Fiscal Year    Base Price     Date(1)         Price        Gain         Price         Gain
         ----            -------      -----------    ----------     -------         -----        ----         -----         ----
Gary McIlroy, M.D            0              0.0%      $   0.00            --      $   0.00      $     0      $   0.00      $     0

Marlene Travis               0              0.0%      $   0.00            --      $   0.00      $     0      $   0.00      $     0

Thomas P. Clark              0              0.0%      $   0.00            --      $   0.00      $     0      $   0.00      $     0

Kenneth Buchanan             0              0.0%      $   0.00            --      $   0.00      $     0      $   0.00      $     0

Tanni Stone-Dorshow     10,000(1)          16.3%      $  7.688      06/30/05      $   9.81      $21,220      $  12.39      $47,020

Luis Rosa                    0              0.0%      $   0.00            --      $   0.00      $     0      $   0.00      $     0

(1) One-third of the stock options granted as a long-term incentive to the individuals become exercisable on November 2, 2000, the date of grant, and the next two anniversaries of the date of grant. Under the terms of the Plan, the Board may provide for the protection of all optionees to whom options have been granted in the event of a merger, liquidation, reorganization or similar transaction.

(2) The stock price is calculated using a 5% and 10% rate of appreciation (solely for illustrative purposes) for the term of the option, compounded annually. The gain is the difference between the resulting illustrative compounded stock price and the exercise price times the number of options granted.

         Aggregated Option Exercises In The Year Ended December 31, 2000
                       and December 31, 2000 Option Value

                                                               Number of Securities
                                                              Underlying Unexercised      Value of Unexercised
                                                              Options at December 31,     In-the-Money Options
                              Shares Acquired        Value       2000 Exercisable/       at December 31, 2000(1)
                                on Exercise        Realized        Unexercisable        Exercisable/Unexercisable
                                -----------        --------        -------------        -------------------------
Gary T. McIlroy, M.D.              2,136            $14,952        88,334/16,666                  $0/$0
Marlene Travis                     1,730            $12,110        72,500/13,333                  $0/$0
Thomas P. Clark                      170            $ 1,190        56,667/10,000                  $0/$0
Kenneth Buchanan                      --            $    --           -- /--                      $0/$0
Tanni Stone-Dorshow                   --            $    --         3,834/6,666                   $0/$0
Luis Rosa                             --            $    --           -- /--                    $3,375/$0

(1) Market value of underlying securities at December 31, 2000 ($6.750), the closing price of the Common Stock, minus the exercise price.

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

Employment Agreements

Subsequent to December 31, 2000, the Employment Agreements for Gary T. McIlroy, Marlene O. Travis, and Thomas P. Clark as disclosed in previous reports on Form 10-K, were terminated. The Company and these former officers are in dispute regarding the terms of their severance agreements. The outcome of the disputes and the impact on the Company cannot be determined at the time of this report.

Report of the Audit Committee

The Audit Committee oversees the Company's financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the Committee reviewed the audited financial statements in the Annual Report with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgements, and the clarity of disclosures in the financial statements.

The Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgements as to the quality, not just the acceptability, of the Company's accounting principles and such other matters as are required to be discussed with the Committee under auditing standards generally accepted in the United States. In addition, the Committee has discussed with the independent auditors the auditors' independence from management and the Company including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The Committee discussed with the Company's independent auditors the overall scope and plans for their respective audits. The Committee meets with the independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of the Company's internal controls, and the overall quality of the Company's financial reporting. The Committee held three meetings during fiscal year 2000.

In reliance on the reviews and discussions referred to above, the Committee recommended to the Board of Directors (and the Board has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2000 for filing with the Securities and Exchange Commission. The Committee and the Board have also recommended, subject to shareholder approval, the selection of the Company's independent auditors.

Gary L. Damkoehler, Audit Committee Chair
Robert L. Mongomery, Audit Committee Member
Andrew A. Jahelka, Audit Committee Member

Fees for the year ended December 31, 2000 were: $191,000 annual audit and $192,000 audit related services.

Compensation Committee

The Company's compensation policies for executives are intended to further the interests of the Company and its stockholders by encouraging growth of its business and its earnings on a stable and consistent basis through securing, retaining and motivating management employees of high caliber who possess the skills necessary to the development and growth of the Company. The compensation packages awarded the Company's executive officers reflect the view that its executive management works as a team with each of them contributing his own expertise to the Company.

The Compensation Committee establishes annual base salary levels for executives based on competitive data, level of experience, position, responsibility, corporate performance and individual recommendations of the executive management. The Company has sought to align base compensation levels in the middle of the range of survey data, data which includes direct competitors and companies with whom the Company competes for executive talent.

The Compensation Committee did not meet in the year ended December 31, 2000.

Performance Graph

Set forth below are line graphs comparing the Company's cumulative total shareholder return on the Company's Common Stock, from June 30, 1995 through December 31, 2000 with the cumulative total return of The Nasdaq Market Index (U.S. Companies) and of the selected peer group (the "SIC Peer Group Index"). The SIC Peer Group Index includes all Nasdaq companies which are in the same three-digit SIC ("Standard Industrial Classification") labeled 632-Accident and Health Insurance and Medical Service Plans.

                  Comparison of the Period 6/30/95 to 12/31/00
                             Cumulative Total Return

                           [PERFORMANCE GRAPH OMITTED]

--------------------------------------------------------------------------------------------------------
                          6/30/95    6/30/96     6/30/97    6/30/98    6/30/99     12/31/99   12/31/00
--------------------------------------------------------------------------------------------------------
HRM                        100.00     100.00      128.57     145.24      94.05      58.33      64.29
--------------------------------------------------------------------------------------------------------
SIC CODE INDEX             100.00     129.67      168.85     178.31     172.76      139.24     208.31
--------------------------------------------------------------------------------------------------------
NASDAQ MARKET INDEX        100.00     125.88      151.64     201.01     281.68      422.80     265.75
--------------------------------------------------------------------------------------------------------

The Nasdaq Market Index and SIC Peer Group Index is provided by Media General Financial Services. The Peer Group includes the following companies: Aetna, Inc; AFLAC Inc.; American Medical SEC Inc.; American Physicians Cap Inc.; AON Corp.; Ascent Assurance; CIGNA Corp; Citizens Financial Corp.; Conseco, Inc.; Everest Re Group Ltd.; Health Power Inc.; Healthaxis, Inc.; Healthnet Inc.; Healthstar Corp.; Humana, Inc.; Lifepoint Hospitals; Maxicare Health Plans; Mid-Atlantic Medical Services; MIIX Group, Inc.; Morrison Management Specialists; Oxford Health Plans, Inc.; Pacificare Health System B New; Righchoice Managed Care; Safeguard Health Enter.; Sierra Health Services; Torchmark Corp.; Triad Hospitals, Inc.; Trigon Healthcare Inc.; United Healthcare Corp.; United Wisconsin Services; Unum Provident Corp.; Wellcare Management Grp.; Wellpoint Health Network.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the number of shares of the Company's common stock beneficially owned by each person known to the Company to beneficially own more than 5% of the Company's common stock, by each of the Company's current directors, by each executive officer named in the Summary Compensation Table (on page 21), and by all of the Company's current directors and current executive officers as a group, as of March 22, 2000, except in the case of Chiplease, Inc., which are as of April 12, 2001.


As of the filing date of this report on Form 10-K, the Company has requested from Gary T. McIlroy, former Chairman of the Board, Chief Executive Officer and Director or Marlene O. Travis, former President, Secretary and Director information regarding the number of shares they beneficially own. However, the information has not been forthcoming from Dr. McIlroy or Ms. Travis.

                                                               Number of Shares Beneficially    Percent of
Name of Director, Executive Officer or Identity of Group                  Owned(1)                 Class
--------------------------------------------------------       -----------------------------    ----------
Chiplease, Inc.                                                        1,804,517(2)               38.70%
 640 N. LaSalle Street, Suite 300
 Chicago, IL 60610

Summit Capital Management, LLC                                           397,250(3)                8.52%
 601 Union Street Suite 3900
 Seattle, WA 98101

Dimensional Fund Advisors, Inc.
 1299 Ocean Avenue, 11th Floor                                          288,800( 4)                6.20%
 Santa Monica, CA 90401

Gary T. McIlroy, M.D.                                                   382,245( 5)                8.01%
 10900 Hampshire Avenue South
 Minneapolis, MN 55438

Marlene Travis                                                          380,665( 6)                8.02%
 10900 Hampshire Avenue South
 Minneapolis, MN 55438

Thomas P. Clark                                                          124,275(7)                2.63%

Adele M. Kimpell                                                          17,400(8)                  *

W. Michael Smith                                                          10,275(9)                  *

Vance Kenneth Travis                                                     11,009(10)                  *

Robert L. Montgomery                                                     20,380(11)                  *

Gary L. Damkoehler                                                       16,701(12)                  *

Raymond G. Schultze, M.D                                                  6,701(13)                  *

All Current Executive Officers and Current Directors as a
   Group (13 persons)                                                   979,679(14)               19.67%

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

(2) Includes 428,500 shares owned by Chiplease, Inc., 346,598 shares owned by Mr. Greenblatt, 81,000 shares owned by Mrs. Greenblatt, 147,200 shares owned by Banco, 79,600 shares are owned by Loop Corp. and 821,569 shares for which ownership interests are not broken down.

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

Item 13. Certain Relationships and Related Transactions.

As of December 31, 2000 the Company had received advances from Marlene O. Travis in the amount of $112,000. On January 22, 2001, these advances were converted to a promissory note bearing an interest rate of 18%. The note is unsecured.

As described above under the caption Business -- RECENT DEVELOPMENTS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, the Company has entered into letters of intent with Loop Corp. pursuant to which the Company anticipates that Loop Corp. will provide up to $14.1 million in additional financing. Loop Corp. is controlled by the largest beneficial owner of the Company's common stock, Lenn A. Greenblatt III.

In connection with the Company's rationalization plan it has entered into consulting agreements with two of its directors, Steven L. Volla and Corbett Price, pursuant to which each of them is reimbursed at the rate of $450 per hour for services provided to the Company in connection with the rationalization plan. Each of these agreements is terminable immediately upon notice by either the Company or Messrs. Volla or Price. The agreement also provides for indemnification to the maximum extent not prohibited by law.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   Documents filed as part of this report.

      (1) Financial Statements. The financial statements listed below are included in this Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 on the pages indicated.

                                                                                      Page in this
                                                                                        Form 10-K
                                                                                        ---------
Report of Independent Auditors.................................................            29

Consolidated Balance Sheets as of December 31, 2000 and 1999...................            30

Consolidated Statements of Operations for the year ended December 31, 2000, six months ended December 31, 1999, and for the years
ended June 30, 1999 and 1998 ..................................................            31

Consolidated Statements of Shareholders'
Equity for the year ended December 31, 2000, six months ended December 31, 1999
and for the years ended June 30, 1999 and 1998.................................            32

Consolidated Statements of Cash Flows for the year ended December 31, 2000, six months ended December 31, 1999 and for the years
ended June 30, 1999 and 1998...................................................            33

Notes to Consolidated Financial Statements.....................................            34

      (2) Financial Statement Schedules. The following schedule is included in this Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on the pages indicated.

                                                                                      Page in this
                                                                                         Report
                                                                                         ------
II.  Valuation and Qualifying Accounts.........................................            51

Schedules I, III, IV, and V are omitted for the reason that they are not applicable, not required or the information is presented in the consolidated financial statements or related notes.

(b)   Exhibits. See Exhibit Index on page following signatures.

(c)   Reports on Form 8-K.

      None.

                         Report of Independent Auditors

Board of Directors and Shareholders
     of Health Risk Management, Inc.

We have audited the accompanying consolidated balance sheets of Health Risk Management, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2000, the six months ended December 31, 1999 and for each of the two years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Risk Management, Inc. at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for the year ended December 31, 2000, and six month period ended December 31, 1999 and for each of the two years in the period ended June 30, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 2 to the consolidated financial statements, the Company has had recurring losses from operations and has a net working capital deficit. For the year ended December 31, 2000, the Company incurred a $27.6 million loss and reported shareholders' equity of $6.1 million. The Company's regulated insurance subsidiary reported statutory net worth of $.6 million at December 31, 2000. As further described in Note 1, the regulated insurance subsidiary is required to adopt Codification for statutory accounting purposes as of January 1, 2001, which will result in a statutory net deficit of approximately $12.5 million. Under Pennsylvania Insurance statutes and its contract with the Pennsylvania Department of Public Welfare (DPW), the insurance subsidiary must meet certain minimum statutory-basis capital requirements. Because these requirements were not met at December 31, 2000, the insurance regulators have the right to place the subsidiary into receivership and the DPW has the right to terminate its contracts with the insurance subsidiary. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The 2000 financials statements do not include any adjustments that might result from the outcome of the uncertainties.

As described in Notes 4 and 1 of the consolidated financial statements, the Company changed its method of accounting for management service fees during the year ended June 30, 1998 and its method of accounting for computer software for internal use effective July 1, 1999, respectively.


/s/ Ernst & Young LLP
Minneapolis, Minnesota

May 4, 2001

                          HEALTH RISK MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                     ASSETS

                                                                                                               December 31,
                                                                                                        ---------------------------
                                                                                                          2000               1999
                                                                                                        --------           --------
Current assets:
   Cash and cash equivalents                                                                            $  9,247           $ 10,577
   Accounts  receivable-net of allowance for doubtful accounts of $2,180 and
     $255 at December 31, 2000 and 1999, respectively                                                     19,204             20,948
   Deferred income taxes                                                                                      --                700
   Other                                                                                                     596              1,448
                                                                                                        --------           --------
     Total current assets                                                                                 29,047             33,673

Fixed maturity investments at fair value                                                                      --              6,675
Computer software costs, less accumulated amortization of $16,575 and $23,612
   at December 31, 2000 and 1999, respectively                                                            18,685             26,180
Property and equipment, less accumulated depreciation of $19,748 and $16,631 at
   December 31, 2000 and 1999,respectively                                                                11,139             11,078
Goodwill, less accumulated amortization of $755 and $305 at December 31,                                   3,703              1,724
   2000 and 1999, respectively
Other assets                                                                                               1,876              2,828
                                                                                                        --------           --------
                                                                                                        $ 64,450           $ 82,158
                                                                                                        ========           ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable, including $112 due to officer at December 31, 2000                                 $  7,675           $  3,084
   Medical services payable                                                                               31,065             23,827
   Due to reinsurer                                                                                           --                138
  Accrued expenses                                                                                         4,194              4,226
  Unearned revenues                                                                                        4,574              2,774
  Current maturities of notes payable                                                                      9,001              6,825
  Current portion of capitalized equipment leases                                                            670                380
                                                                                                        --------           --------
     Total current liabilities                                                                            57,179             41,254

Deferred income taxes                                                                                         --              1,479
Long-term portion of notes payable                                                                            --              3,295
Long-term portion of capitalized equipment leases                                                          1,208                529
Surplus note payable                                                                                          --              2,500
Commitments and contingencies
Shareholders' equity:
  Undesignated shares, $.01 par value, 9,700,000 authorized, none issued
  Series A preferred shares, $.01 par value, 300,000 authorized, none issued
  Common shares, $.01 par value, 20,000,000 authorized, 4,681,950 and 4,641,996
    issued and outstanding December 31, 2000 and 1999, respectively                                           47                 46
  Additional paid-in capital                                                                              32,448             32,192
  Retained earnings (deficit)                                                                            (26,432)             1,162
   Accumulated other comprehensive deficit                                                                    --               (299)
                                                                                                        --------           --------
     Total shareholders' equity                                                                            6,063             33,101
                                                                                                        --------           --------
                                                                                                        $ 64,450           $ 82,158
                                                                                                        ========           ========

See accompanying notes.

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                              Year Ended         Six Months Ended
                                                              December 31           December 31              Year Ended June 30,
                                                               ---------      ------------------------      -----------------------
                                                                 2000           1999           1998           1999          1998
                                                               ---------      ---------      ---------      ---------     ---------
                                                                                            (unaudited)
Revenues:
  Premiums-gross                                               $ 186,862      $  78,659      $  67,175      $ 144,639     $  27,457
  Ceding allowance                                                   775          1,423             --          2,457            --
  4YourCare service fees                                          37,633         22,622         24,342         48,731        63,395
  QualityFIRST revenues                                            4,461          2,062          2,033          4,064         3,648
  Investment income                                                  610            478            417            969           337
                                                               ---------      ---------      ---------      ---------     ---------
     Total revenues                                              230,341        105,244         93,967        200,860        94,837
  Less ceded premiums                                             31,697         38,065             --         37,821            --
                                                               ---------      ---------      ---------      ---------     ---------
     Net revenues                                                198,644         67,179         93,967        163,039        94,837

Operating expenses:
   Medical costs, net                                            139,447         34,443         58,194         90,572        23,625
   Cost of services, net                                          66,964         27,997         28,456         55,441        55,141
   Selling, marketing and administration, net                     20,843          5,931          7,662         14,049        13,386
   Oxford transition costs                                            --             --          1,350          1,350            --
   Interest expense                                                  981            611            374            974           489
   Gain on surplus note                                           (1,600)            --             --             --            --
                                                               ---------      ---------      ---------      ---------     ---------
     Total operating expenses                                    226,635         68,982         96,036        162,386        92,641

Income (loss) before income taxes and
  cumulative effect of accounting change                         (27,991)        (1,803)        (2,069)           653         2,196
Income tax expense (benefit)                                        (397)          (583)          (735)           282           868
                                                               ---------      ---------      ---------      ---------     ---------
Income (loss) before cumulative effect
  of accounting change                                           (27,594)        (1,220)        (1,334)           371         1,328
Cumulative effect
  of accounting change, net of
  income tax benefit of $1,342                                        --             --             --             --        (2,371)
                                                               ---------      ---------      ---------      ---------     ---------
Net income (loss)                                              $ (27,594)     $  (1,220)     $  (1,334)     $     371     $  (1,043)
                                                               =========      =========      =========      =========     =========
Basic earnings per share:
  Income (loss) before cumulative effect
     of accounting change                                      $   (5.92)     $    (.26)     $    (.29)     $     .08     $     .29
  Cumulative effect of accounting change                              --             --             --             --          (.52)
                                                               ---------      ---------      ---------      ---------     ---------
  Net income (loss)                                            $   (5.92)     $    (.26)     $    (.29)     $     .08     $    (.23)
                                                               =========      =========      =========      =========     =========
Diluted earnings per share:
  Income (loss) before cumulative effect
     of accounting change                                      $   (5.92)     $    (.26)     $    (.29)     $     .08     $     .29
  Cumulative effect of accounting change                              --             --             --             --          (.51)
                                                               ---------      ---------      ---------      ---------     ---------
  Net income (loss)                                            $   (5.92)     $    (.26)     $    (.29)     $     .08     $    (.22)
                                                               =========      =========      =========      =========     =========
Proforma net income and per share amounts
  assuming the new revenue recognition
  accounting policy is applied retroactively:
     Net income                                                       --             --             --             --     $   1,328
     Basic earnings per share                                         --             --             --             --     $     .29
     Diluted earnings per share                                       --             --             --             --     $     .29
Weighted average number of
 shares outstanding:
  Basic                                                            4,663          4,640          4,599          4,615         4,524
                                                               =========      =========      =========      =========     =========
  Diluted                                                          4,663          4,640          4,599          4,675         4,663
                                                               =========      =========      =========      =========     =========

See accompanying notes.

                          HEALTH RISK MANAGEMENT, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                                                               Common Shares
                                                                Outstanding                              Accumulated
                                                          ------------------------       Additional         Other         Retained
                                                          Number of                        Paid-In      Comprehensive     Earnings
                                          Total            Shares          Amount          Capital         Deficit        (Deficit)
                                        ---------         ---------        -------        ---------        -------        ---------
Balance at June 30, 1997                $  34,044         4,478,245        $    45        $  30,945                       $   3,054

Options exercised                             784           105,449              1              783                              --
Net loss                                   (1,043)               --             --               --                          (1,043)
                                        ---------         ---------        -------        ---------        -------        ---------
Balance at June 30, 1998                   33,785         4,583,694             46           31,728                           2,011

Options exercised                             306            40,745             --              306                              --
Common shares issued                          142            15,057             --              142                              --
Comprehensive income:
   Net income                                 371                               --               --                             371
   Change in net unrealized
     loss on fixed maturity
     Investments                             (208)                              --               --        $  (208)              --
                                        ---------
   Total comprehensive income                 163
                                        ---------         ---------        -------        ---------        -------        ---------
Balance at June 30, 1999                   34,396         4,639,496             46           32,176           (208)           2,382

Common shares issued                           16             2,500             --               16             --               --
Comprehensive loss:
   Net loss                                (1,220)                              --               --             --           (1,220)
   Change in net unrealized
     loss on fixed maturity
     investments                              (91)                              --               --            (91)              --
                                        ---------
   Total comprehensive loss                (1,311)
                                        ---------         ---------        -------        ---------        -------        ---------
Balance at December 31, 1999               33,101         4,641,996             46           32,192           (299)           1,162

Common shares issued                          116            15,000             --              116             --               --
Options exercised                               5             4,805             --                5             --               --
Common Shares issued under
  Employee Stock Purchase Plan                136            20,149              1              135
   Net loss                               (27,594)                                                                          (27,594)
   Change in net unrealized
     loss on fixed maturity
     investments                              299                               --               --            299               --
                                        ---------
   Total comprehensive loss               (27,295)
                                        ---------         ---------        -------        ---------        -------        ---------
Balance at December 31, 2000            $   6,063         4,681,950        $    47        $  32,448        $    --        $ (26,432)
                                        =========         =========        =======        =========        =======        =========

See accompanying notes.

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          Year Ended
                                                          December 31,   Six Months Ended December 31,        Year Ended June 30,
                                                           --------      ----------------------------      ------------------------
                                                             2000            1999            1998            1999            1998
                                                           --------        --------        --------        --------        --------
                                                                                         (unaudited)
Cash flows from operating activities:
   Net income (loss)                                       $(27,594)       $ (1,220)       $ (1,334)       $    371        $ (1,043)
   Adjustments to reconcile net income
     (loss) to net cash provided by (used
     in) operating activities:
       (Gain) loss on investments                               237              (1)             --              --              --

       Loss on disposal of equipment                            591              --              --              --              --
       Gain on surplus note                                  (1,600)             --              --              --              --
       Depreciation                                           3,559           1,642           1,630           3,480           3,199
       Amortization                                          14,784           4,086           3,311           6,971           5,558
       Deferred income taxes                                   (779)           (609)           (741)            262            (489)
       Provision for bad debts                                4,904              --              --              --              --
       Cumulative effect of accounting
         change                                                  --              --              --              --           2,371
       Changes in operating assets and
         liabilities:
         Accounts receivable                                 (1,692)          2,826          (5,686)         (7,366)         (1,023)
         Other assets                                         1,320             775          (1,857)         (1,530)         (1,360)
         Accounts payable                                     3,441            (808)           (143)          1,804             560
         Medical services payable                             1,514           2,612           2,242          (1,938)         15,452
         Due to reinsurer                                      (138)           (415)             --             553              --
         Accrued expenses                                      (947)         (1,918)         (1,259)          2,759             578
         Unearned revenues                                    1,800          (2,460)         (1,458)          1,526            (118)
                                                           --------        --------        --------        --------        --------
Net cash provided by (used in) operating activities            (600)          4,510          (5,295)          6,892          23,685

Cash flows from investing activities:
   Acquisition of net liabilities (assets), net
     of cash acquired                                         1,593              --              --          (7,734)             --

   Sale of investments                                        6,737           1,641              --              --              --
   Purchase of investments                                       --              --              --            (234)             --
   Computer software costs capitalized                       (4,504)         (3,146)         (4,864)         (8,696)         (9,057)
   Property and equipment purchased                            (398)           (678)         (4,858)         (5,657)         (2,740)
   Proceeds on equipment sales                                  148              75              --              55               6
                                                           --------        --------        --------        --------        --------
Net cash provided by (used in) investing activities           3,576          (2,108)         (9,722)        (22,266)        (11,791)

Cash flows from financing activities:
   Proceeds from notes payable                                   --           1,000           2,000           6,000           4,750
   Principal payments on notes payable                       (3,897)         (1,890)           (736)         (1,732)         (1,308)
   Principal payments on capital leases                        (549)           (180)           (321)           (595)           (845)
   Issuance of common shares                                    140              16             186             306             784
                                                           --------        --------        --------        --------        --------
Net cash provided by (used in) financing activities          (4,306)         (1,054)          1,129           3,979           3,381
                                                           --------        --------        --------        --------        --------

Increase (decrease) in cash                                  (1,330)          1,348         (13,888)        (11,395)         15,275
                                                           --------        --------        --------        --------        --------
Cash and cash equivalents at beginning of period             10,577           9,229          20,624          20,624           5,349
                                                           --------        --------        --------        --------        --------
Cash and cash equivalents at end of period                 $  9,247        $ 10,577        $  6,736        $  9,229        $ 20,624
                                                           ========        ========        ========        ========        ========

See accompanying notes.

                          HEALTH RISK MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A.    Principles of Consolidation

            The consolidated financial statements include the accounts of Health Risk Management, Inc. and its wholly owned subsidiaries (the Company). All significant intercompany transactions have been eliminated.

      B.    Nature of Operations

            The Company has three specific business units: the Health Plan Business Unit, which currently manages one Medicaid HMO in Pennsylvania; the 4YourCare Business Unit (formerly Management Service), which provides claim adjudication and care management services to self-insured employers, unions, government entities, insurance companies, HMOs (including the Health Plan Unit) and preferred provider organizations; and the QualityFIRST Business Unit which licenses internally developed, evidence-based clinical decision support software to payor organizations at financial risk for health care costs (including the 4YourCare Business Unit).

            Most of the Company's total revenues are from the Health Plan Unit through its wholly-owned subsidiary, HRM Health Plans (PA), Inc. (the Plan). Health Plan revenues as a percent of total revenues were as follows:

              Year ended December 31, 2000                    81%
              Six months ended December 31, 1999              75%
              Six months ended December 31, 1998              71%
              Year ended June 30, 1999                        72%
              Year ended June 30, 1998                        29%

            The markets serviced by the Company are principally domestic.

      C.    Use of Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant accounts which are largely determined based on management's estimates and assumptions include incurred but not yet reported claims included in medical services payable, amounts recoverable from providers included in accounts receivable, economic life of computer software capitalized for internal-use and external sale, recoverability of goodwill, and the deferred tax asset valuation allowance. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

      D.    Revenue Recognition

            Premium revenue is recognized when due. 4YourCare service fees are recognized during the month services are provided. QualityFIRST revenues are recognized ratably over the contract period.

      E.    Unearned Revenues

            Unearned revenues represent the ceding allowance yet to be earned under terms of quota share reinsurance contracts entered into by the Plan to manage its insurance risk, amounts billed to clients for contract services yet to be performed, and QualityFIRST revenues yet to be earned.

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

            Effective July 1, 1999, the Company adopted the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1 "Accounting for Computer Software Developed For or Obtained For Internal Use" (the SOP) for its internal-use software related to its care management software and claim administration software. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. In connection with such adoption, the Company prospectively revised its previous capitalization policy for such software to be in conformance with the SOP and, as a result, capitalized fewer costs, which increase the net loss for the six months ended December 31, 1999, by approximately $677,000 ($.15 per share diluted).

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

      H.    Goodwill

            Goodwill is amortized on a straight line basis over 10 years. Goodwill having a net book value of $1,083,000 and $1,216,000 at December 31, 2000 and 1999, respectively, relates to the purchase price in excess of the net assets acquired for Oxford Health Plans
            (PA) Inc. in January 1999. Goodwill having a net book value of $2,128,000 at December 31, 2000 relates to liabilities assumed in excess of assets acquired for Pennsylvania HealthMATE, Inc. (HealthMATE) in February 2000. HealthMATE goodwill was reduced by $983,000 during the quarter ended December 31, 2000 to reflect a change in the estimate of liabilities assumed. Refer to Note 2--Going Concern, regarding going concern issues that could impair the Plan's goodwill.

            At each balance sheet date or as changes in circumstances arise, the Company evaluates the recoverability of goodwill based upon utilization of the assets and expectation of related cash flows.

      I.    Income Taxes

            Deferred tax assets and liabilities are determined based on differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      J.    Medical Services Payable

            Medical services payable is estimated by management using a variety of techniques, including a per member per month cost analysis as well as the use of completion factors developed from historical payment patterns as well as industry-wide payment patterns. Since the acquisition of the Medicaid health plans, the ability of management to reliably estimate medical services payable has been affected by a lack of reliable paid claim data prior to their acquisition and inconsistent processing of claims and workflow inefficiencies since their acquisition date. These issues have caused overpayments or duplicate payments to providers and created claim backlogs. Through December 31, 2000, these issues continue to affect management's ability to estimate the ultimate cost of medical services.

            Management believes that the liability for medical services is adequate and that it has identified the operational changes that will improve its ability to estimate the liability. However, the assumptions made regarding provider recoveries, reduction in duplicate claim payments or overpayments and processing efficiencies may not be realized which will adversely affect the ultimate cost of medical services. The estimates for medical services payable are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations. For the year ended December 31, 2000, and the six months ended December 31, 1999, medical costs incurred included $4,958,000 and $2,925,000, respectively of costs in excess of the accrual for medical services payable at December 31, 1999 and June 30, 1999, respectively.

            Accounts receivable at December 31, 2000 and 1999 include $5,159,000 and $1,321,000, respectively, reflecting management's estimate of duplicate payments and overpayments to providers. Subsequent to December 31, 2000, approximately $3,513,000 of identified duplicate provider payments have been offset against payments to those providers. Management believes that offset of identified recoveries against current payments to providers will not adversely affect relationships with those providers and that its estimate of identified recoveries is fully realizable. However, to the extent that the amounts recorded as an account receivable are not realized, the medical services cost will increase and will be reflected in current operations as changes in estimates occur.

      K.    Net Income (Loss) Per Share

            The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                             Year Ended           Six Months Ended
                                                             December 31,            December 31,              Year Ended June 30,
                                                              ----------      --------------------------      ---------------------
                                                                 2000            1999            1998          1999         1998
                                                              ----------      ----------      ----------      ------     ----------
                                                                                              (unaudited)
Numerator:
  Income (loss) before cumulative effect of
    accounting change                                         $  (27,594)     $   (1,220)     $   (1,334)     $  371     $    1,328
  Cumulative effect of accounting change                              --              --              --          --         (2,371)
                                                              ----------      ----------      ----------      ------     ----------
  Net income (loss)                                           $  (27,594)     $   (1,220)     $   (1,334)     $  371     $   (1,043)
                                                              ==========      ==========      ==========      ======     ==========

Denominator:
  Weighted-average shares-basic                                    4,663           4,640           4,599       4,615          4,524
  Effect of dilutive stock options                                    --              --              --          60            139
                                                              ----------      ----------      ----------      ------     ----------
  Weighted-average shares-diluted                                  4,663           4,640      $    4,599       4,675          4,663
                                                              ==========      ==========      ==========      ======     ==========
Basic earnings per share:
  Income (loss) before cumulative effect of
    accounting change                                         $    (5.92)     $     (.26)     $     (.29)     $  .08     $      .29
  Cumulative effect of accounting change                              --              --              --          --           (.52)
                                                              ----------      ----------      ----------      ------     ----------
  Net income (loss)                                           $    (5.92)     $     (.26)     $     (.29)     $  .08     $     (.23)
                                                              ==========      ==========      ==========      ======     ==========

Diluted earnings per share:
  Income (loss) before cumulative effect of
    accounting change                                         $    (5.92)     $     (.26)     $     (.29)     $  .08     $      .29
  Cumulative effect of accounting change                              --              --              --          --           (.51)
                                                              ----------      ----------      ----------      ------     ----------
  Net income (loss)                                           $    (5.92)     $     (.26)     $     (.29)     $  .08     $     (.22)
                                                              ==========      ==========      ==========      ======     ==========

            The effect of stock options were not included in the calculation of diluted earnings per share for the year ended December 31, 2000 and for six month transition periods ended December 31, 1999 and 1998 because they were antidilutive.

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

            On April 18, 2001, the Board of Directors of the Company adopted a resolution authorizing the officers of the Company, with the advice of counsel, to amend certain provisions of the shareholder rights plan.

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

      O.    Reinsurance

            Reinsurance premiums and benefits are accounted for on the basis consistent with that used in accounting for the reinsured policy and the terms of the reinsurance contract. The quota share reinsurance agreements entered into by the Plan were for the purposes of reducing the risk of financial loss to the Plan and to generate statutory surplus. To the extent that the reinsurer is unable to meet its obligations under terms of the agreements, the Plan remains primarily liable.

      P.    Risks and Uncertainties

            As discussed in Note 2--Going Concern, subsequent to December 31, 2000, the Company has undergone a series of management changes. The new management is currently in the process of evaluating the current and future contribution to shareholder value that can be achieved by each business unit. Consequently, the completion of this evaluation may result in a change in the Company's strategic direction, which may include the discontinuation of certain business units. To the extent that a business unit is discontinued, the assets of that business unit may become impaired or additional liabilities may be incurred, resulting in a charge to expense for the asset impaired or liability incurred.

            The Company has recorded as of December 31, 2000 and 1999 a receivable of $6,910,000 from a single reinsurer relating to claims incurred during the period of April 16,1998 to December 31, 1998. The reinsurer has completed its initial audit of claim information provided by the Company. The Company and the reinsurer have not yet resolved the final claim. The Company expects the claim to be resolved through arbitration. It is possible that the final payment received under terms of the reinsurance agreement will be less than $6,910,000.

            Contractual relationships with 4YourCare clients subject the Company to revenue fluctuations resulting from changes in client employment levels or covered lives, restructuring of benefit plans and price adjustments based on contractual experience. Included in accounts receivable at December 31, 1999 is a $2.8 million receivable that was written down to zero in 2000 due to significant concerns regarding its collectibility.

      Q.    HRM HEALTH PLANS (PA), INC.

            HRM Health Plans (PA), Inc. (the Plan), is a wholly-owned subsidiary of the Company. The Plan operates as an HMO and has two agreements with the Department of Public Welfare of the Commonwealth of Pennsylvania (DPW) to provide Medicaid insurance coverage to covered members as defined in the HealthChoices Southeast Physical Health Agreement (Philadelphia service area) and the Voluntary Managed Care Organization Provider Agreement (Harrisburg service area).

            As of December 31, 2000, the Plan had a statutory net worth of $600,000. This is below the required statutory level of net worth for a HMO with the size and risk of the Plan. The statutory net loss for the year ended December 31, 2000 was $4,849,000. For the year ended December 31, 1999, the plan had statutory net income of $581,000. As permitted by the Department, included in the statutory deficit of the Plan is a $1,638,000 contribution by Health Risk Management, Inc. (HRM) of 234,000 unregistered shares of HRM valued at $7.00 per share based upon the market price of HRM stock on the date of contribution of February 26, 2001. This permitted practice differs from the prescribed practice of recognizing the contribution on the date of receipt of the common stock. In return for this contribution, the Company received a surplus note for $1,638,000 from the Plan. The

            Department has not approved the valuation of the shares at $7.00 per share and, without such approval, the Plan is subject to the risk that a lower value may be imposed by the Department, reducing the Plan's statutory capital.

            The NAIC has revised the existing statutory accounting practices manual in a process referred to as Codification. The revised manual will be effective January 1, 2001. The Commonwealth of Pennsylvania has adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and will result in changes to the accounting practices that the Plan uses to prepare its statutory-basis financial statements. The cumulative effect of changes in accounting principles adopted to conform to Codification will be reported as an adjustment to surplus as of January 1, 2001. The implementation of Codification will reduce statutory-basis net worth to a net deficit of approximately $0.5 million. This deficit is created by the Codification requirements to non-admit (eliminate from the statutory-basis balance sheet) the receivables from governmental agencies more than 90 days past due, pharmacy vendor rebate receivables more than 90 days past due, provider recoveries for which the Plan has the right of offset, and advances to affiliates. Management understands that the NAIC intends to amend the Codification requirements to allow as an admitted asset receivables from governmental agencies more than 90 days past due, pharmacy vendor rebate receivables more than 90 days past due and provider recoveries for which the Plan has the right of offset. In addition to meeting the net worth requirements of the Department under terms of its contracts with the DPW, effective July 1, 2001, the plan may be required to maintain a net worth of approximately
            $8.2 million.

            The Plan is restricted from paying dividends in excess of prior year net income or 10% of net worth without prior approval from the Insurance Commissioner. No dividends were paid in 2000 or 1999.

      R.    Reclassification

            Certain items in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

2.    GOING CONCERN

      During the year ended December 31, 2000 and the six months ended December 31, 1999, the Company had a net loss of $27.6 million and $1.2 million, respectively. As of December 31, 2000, the Company has a working capital deficit of $28.1 million and total Shareholders' equity of $6.1 million. The Company's insurance subsidiary (the Plan) reported to the Commonwealth of Pennsylvania Insurance Department (the Department) a statutory net worth of $.6 million as of December 31, 2000. As further discussed in Note 1, the Plan is required to adopt Codification for statutory accounting purposes as of January 1, 2001, which will result in an estimated statutory net worth deficit of approximately $12.5 million. These net worth deficits are below certain minimum statutory - based capital requirements. Unless resolved, the insurance regulators have the statutory authority to place the Plan into receivership. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The 2000 financial statements do not include any adjustments that might result from the outcome of these uncertainties. Accounts such as goodwill and other intangibles would require adjustment if the Company could not continue as a going concern.

      Subsequent to December 31, 2000, the Company has undertaken a series of steps designed to mitigate the going concern uncertainty. In April 2001, the Company announced the retirement of the CEO and President, who were replaced with a management team experienced in restructuring health care companies. This team is operating at the direction of the Board of Directors and is being compensated at an hourly rate under terms of a service agreement. Through April 27, 2001, payroll and other operating expense reduction of approximately $10.1 million on an annualized basis have been identified and implemented, mainly at the parent company level.

      Under Pennsylvania Insurance statutes and its contracts with the Pennsylvania Department of Public Welfare (DPW), the Plan must meet certain minimum statutory-basis capital requirements. Because these requirements were not met at December 31, 2000 and the Plan will not meet these requirements when determined in accordance with Codification on January 1, 2001, the Department has the right to place the Plan into receivership and the Department of Public Welfare has the right to terminate its contract with the Plan. In response to the lack of adequate capital, the Company's management presented a risk based capital plan to the Department on April 19, 2001, which the Department rejected on April 30, 2001. Management is currently revising and amending the risk based capital plan, to be presented to the Department on May 7, 2001. However, the Department's acceptance of the revised risk based capital plan is not assured and is uncertain.

3.    CHANGE IN FISCAL YEAR

      On November 4, 1999, the Company's Board of Directors decided to change the Company's fiscal year end from June 30 to December 31 in order to facilitate activities of the Plan and the Company.

4.    ACCOUNTING CHANGE

      Effective July 1, 1997, the Company changed its method of accounting for 4YourCare service fees from a policy of revenue being generally recognized based on an estimate of the services to be provided over the service period to a policy under which revenue is recognized in the month the services are provided. The change was made because the new method would provide for consistent accounting methods between its 4YourCare Unit and the Risk Business Unit, is more prevalent in the health management industry, and would reduce the administrative burden.

      The cumulative effect of the change in accounting principles as July 1, 1997 resulted in a pre-tax, non-cash charge of $3,713,000 ($2,371,000 after tax benefit of $.52 per share for basic and $.51 per share for diluted) in the year ended June 30, 1998. Income before cumulative effect of accounting change and basic and diluted earnings per share for the year ended June 30, 1998 would have been $1,826,000, $.40 and $.39, respectively, without the accounting change compared to $1,328,000, $.29 and $.29, respectively, with the accounting change.

5.    INVESTMENTS

      The amortized cost and fair value of available-for-sale fixed maturity investments consists of the following (in thousands):

                                                   December 31, 1999
                                     -------------------------------------------
                                                  Gross       Gross
                                     Amortized  Unrealized  Unrealized    Fair
                                       Cost       Gains       Losses      Value
                                     ---------  ----------  ----------    ------
U.S. Treasury securities              $4,941      $   --      $  264      $4,677
Corporate bonds                        2,033          --          35       1,998
                                      ------      ------      ------      ------
                                      $6,974      $   --      $  299      $6,675
                                      ======      ======      ======      ======

The Company held no investments at December 31, 2000.

Gross realized losses of $237,765 were recognized on the sale of available-for-sale fixed maturity securities during the year ended December 31, 2000 and are included in investment income. Gross realized gains of $8,356 and gross realized losses of $6,829 were recognized on the sale of available-for-sale fixed maturity securities in the six months ended December 31, 1999 and are included in investment income. There were no sales of fixed maturity investments during the year ended June 30, 1999.

Cash of $100,000 was on deposit with the Commonwealth of Pennsylvania Insurance Department to satisfy regulatory requirements at December 31, 2000. U.S. Treasury Securities with a book value of $100,000 were on deposit with the Commonwealth of Pennsylvania Insurance Department to satisfy regulatory requirements at December 31, 1999 and June 30, 1999.

The net unrealized loss on fixed maturity investments included in shareholder's equity consists of the following (in thousands):

                                                    December 31,    December 31,
                                                       2000             1999
                                                    ------------    ------------
Gross unrealized loss on fixed
   maturity investments                                $   --           $(299)
Adjustment for net deferred
   tax benefit, net of valuation allowance                 --              --
                                                       ------           -----
Net unrealized loss on fixed
   maturity investments                                $   --           $(299)
                                                       ======           =====

6.    COMPUTER SOFTWARE COSTS

      Computer software costs consist of the following (in thousands):

                                                               December 31,
                                                         -----------------------
                                                          2000             1999
                                                         -------         -------
Care Management Software

      Cost .....................................         $ 5,591         $20,201

      Less accumulated amortization ............             806           9,161
                                                         -------         -------
      Net book value ...........................           4,785          11,040

Claim Administration Software

      Cost .....................................          10,170           9,987

      Less accumulated amortization ............           5,811           4,803
                                                         -------         -------
      Net book value ...........................           4,359           5,184

QualityFIRST(R) Software

      Cost .....................................          19,499          19,604

      Less accumulated amortization ............           9,958           9,648
                                                         -------         -------
      Net book value ...........................           9,541           9,956
                                                         -------         -------
Computer Software Costs ........................         $18,685         $26,180
                                                         =======         =======

      Amortization expense was as follows (in thousands):

                                       Year Ended            Six Months Ended
                                       December 31,             December 31,                   Year Ended June 30
                                       -----------        ------------------------          ------------------------
                                          2000             1999             1998             1999             1998
                                         -------          -------          -------          -------          -------
                                                                          (unaudited)
Care Management Software                 $ 9,136          $ 1,678          $ 1,249          $ 2,603          $ 2,214
Claim Administration Software              1,008              501              445              919              795
QualityFIRST Software                      3,580            1,523            1,279            2,722            2,149
                                         -------          -------          -------          -------          -------

                                         $13,724          $ 3,702          $ 2,973          $ 6,244          $ 5,158
                                         =======          =======          =======          =======          =======

      Effective October 1, 1999, the estimated remaining useful life of the AutoPILOT Care Management software (AutoPILOT) was reduced from seven years to three years and no additional internal costs were capitalized beyond that date. On October 13, 2000, the Company announced that its new Care Management software would be operational in early 2001. As a result, AutoPILOT's June 30, 2000 net book value was amortized over the third and fourth quarters of the year ended December 31, 2000. The amortization expense increased from $720,000 per quarter to $3,600,000 per quarter. The increased amortization was included in cost of services, net.

      Fully amortized software of $20,761,000 and $4,274,000 was written off in the years ended December 31, 2000 and June 30, 1999, respectively.

7.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following (in thousands):

                                                               December 31,
                                                          ----------------------
                                                           2000           1999
                                                          -------        -------
Owned

Office equipment, furniture and fixtures                  $ 7,786        $ 7,796
Leasehold improvements                                      2,270          2,270
Data processing equipment                                  17,292         15,623
                                                          -------        -------
                                                           27,348         25,689
Less accumulated depreciation                              17,863         15,250
                                                          -------        -------

Net property and equipment owned                            9,485         10,439
                                                          -------        -------

Capitalized leases

Data processing equipment                                   3,539          2,020
Less accumulated depreciation                               1,885          1,381
                                                          -------        -------

Net capitalized leases                                      1,654            639
                                                          -------        -------

                                                          $11,139        $11,078
                                                          =======        =======

8.    NOTES PAYABLE

      Notes payable consist of the following (in thousands):

                                                                             December 31,
                                                                         -------------------
                                                                           2000       1999
                                                                         -------     -------
Term loans payable to bank in monthly installments of $225,000 including interest at the bank's reference rate plus 2.75% or 12.25%
at December 31, 2000, through October 31, 2001 when all other outstanding principal and interest is due (or such later date to
which the bank may agree)                                                $ 6,346     $ 7,195

Note payable to bank under revolving credit agreement
converted to term loan November 14, 2000                                               2,925

Unsecured note payable to Oxford Health Plans, Inc. due
March 31, 2001 with interest at 10%                                          900

Unsecured notes payable to vendors having terms of less
than one year with interest rates from 3% to 12%                          1,755
                                                                         -------     -------
                                                                           9,001      10,120
Less:  Current maturities                                                  9,001       6,825
                                                                         -------     -------
Long-term portion of notes payable                                       $    --     $ 3,295
                                                                         =======     =======

      The above term loan payable to bank is collateralized by accounts receivable, equipment, fixtures, and general intangibles. The term loan is subject to debt covenants that are to be met on a quarterly basis. The Company did not meet certain bank covenants under the term loan agreement during the quarter ended December 31, 2000. Subsequent to December 31, 2000, the Company received a waiver for the covenant violations for the quarter ended December 31, 2000 and March 31, 2001 and amended certain of the covenants. The Company believes that it can meet the amended covenants in 2001.

      The carrying amounts of the Company's borrowings under its term loan and notes payable approximate their fair value.

      Under terms of the term loan agreement, the Company is prohibited from paying dividends on its stock without the bank's consent. Some of the unsecured notes payable to vendors are convertible into unregistered shares of common stock.

      Total interest paid on notes payable was $894,000 for the year ended December 31, 2000, $468,000 for the six months ended December 31, 1999 and $797,000 and $335,000 for the years ended June 30, 1999 and 1998 respectively.

      The unsecured note payable to Oxford Health Plans, Inc. (Oxford) was not paid as scheduled on March 31, 2001. The Company is in discussions with Oxford to amend the terms of the note.

      As of December 31, 2000, the Company had received advances from Marlene Travis, President, in the amount of $112,000. On January 22, 2001, these advances were converted to a promissory note bearing an interest rate of 18%. The note is unsecured.

9.    ACQUISITIONS

      In January 2000, the Plan acquired from Hamilton HealthCenter, Inc. all of the outstanding stock of Pennsylvania HealthMATE, Inc., an 18,000 voluntary member program serving the Medicaid population in a six (6) county area. The Plan assumed ownership of HealthMATE by assuming liabilities in excess of assets acquired of approximately $3,400,000, which was recorded as goodwill and is being amortized on a straight-line basis over 10 years. Assuming that the acquistion of HealthMATE was effective July 1, 1999, the Company's pro forma results of operations for the six months ended December 31, 1999, would have reported net revenues of $83,373,000, net loss of $1,972,000 and a net loss per share of $.42 on a basic and diluted basis.

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

      As a result of the acquisition of Oxford, the Company retained a $2,500,000 surplus note, which had an interest rate of 8.5% annum. The note was classified as long-term since the principal and interest on the note was payable only upon the Plan's receipt of prior approval from the Insurance Commissioner of the Commonwealth of Pennsylvania. Interest of $197,104 was accrued as of December 31, 1999.

      In August 2000, the Plan and the Company reached agreement with Oxford Health Plans, Inc. (Oxford) on all post acquisition accounting transactions. Under terms of the agreement, the Company acquired the existing $2,500,000 surplus note owed by the Plan to Oxford for $900,000 in the form of a promissory note bearing 10% interest due March 31, 2001. Additionally, the Plan remitted $1,100,000 to Oxford for post acquisition accounting transactions in November 2000. As the liability for post acquisition accounting transactions was recorded prior to the agreement, the net settlement gain on the surplus note was $1,600,000. With the acquisition of the surplus note, the Plan reversed accrued interest of $197,104. The Plan does not anticipate requesting approval to repay the surplus note in 2001.

10.   REINSURANCE

      Effective July 1, 2000, the Plan entered into a 33% quota share reinsurance agreement under which the reinsurer has assumed 33% of the Medicaid medical cost risk and certain non-medical expenses in exchange for 33% of the related Medicaid premium. Under this agreement, on July 6, 2000, the Plan received a $4,000,000 ceding allowance from the reinsurer. The ceding allowance will be realized in relation to profits ceded to the reinsurer. The Plan realized $775,000 of the ceding allowance in the six month period ended December 31, 2000, as a component of net revenues. Amounts ceded under the contract for premiums, medical costs and expenses for the year ended December 31, 2000, were $31,697,000, $27,128,000 and
      $3,525,000, respectively.

      Under terms of the 33% quota-share agreement, the Plan or reinsurer can terminate the agreement on December 31, 2004 or later with 180 days notice. Additionally, the Plan can recapture the business ceded after June 30, 2002 upon repayment of the ceding allowance and losses incurred on the business ceded, and payment of 18% interest per annum. The Plan can recapture the business ceded prior to June 30, 2002 for a fee of $25,000 for each month the recapture occurs prior to June 30, 2002.

      During 1999, the Plan had in effect a 50% quota-share reinsurance agreement under which the reinsurer has assumed 50% of the Medicaid medical cost risk and certain non-medical expenses in exchange for 50% of the related Medicaid premium. Under this agreement, the Plan received a $5,000,000 ceding allowance from the reinsurer. The Plan recaptured the business ceded and accrued the recapture fee of $300,000 at December 31, 1999. The ceding allowance has been realized in relation to profits ceded to the reinsurer. The Plan realized $1,423,000 in the six month period ended December 31, 1999 and $2,457,000 in the year ended June 30, 1999, of the ceding allowance as a component of net revenue. Amounts ceded under the contract for premiums, medical costs and expenses for the six month period ended December 31, 1999 were $38,065,000, $32,998,000 and $3,153,000, respectively. The amounts ceded for the year ended June 30, 1999 were $37,821,000, $31,464,000 and $3,569,000, respectively.

      There were no amounts recoverable under terms of this reinsurance contract as of December 31, 2000.

      For the period April 16, 1998 to December 31, 1998 the Company maintained a reinsurance contract to control exposure to potential medical losses arising from large risks. To the extent that the reinsurer does not meet its obligations assumed under the reinsurance contract, the Company remains primarily liable. Reinsurance premiums under terms of this reinsurance contract were $1,088,000 and $445,000 in the years ended June 30, 1999 and 1998, respectively, and are included in medical costs, net. Amounts recorded as recoverable under terms of this reinsurance contract were $6,910,000 as of December 31, 2000 and 1999, and are included in accounts receivable on the consolidated balance sheet.

11.   OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

      At December 31, 2000, the Company's 1992 Long-Term Incentive Plan and the 1990 Stock Option Plan ("the Option Plans") permitted the granting of 1,200,000 options to officers, directors and employees. These can be either incentive stock options or non-qualified stock options. Options are generally granted at not less than market value at the date of grant and generally for a five-year period. The options have been granted at prices ranging from $5.250 to $14.75. A total of 281,387 common shares are available for future issuance under the Option Plans at December 31, 2000.

      Transactions related to outstanding options are as follows:

                                                                    Weighted
                                                                     Average
                                      Total      Exercisable      Exercise Price
                                     -------       -------        --------------
 Balance at June 30, 1997            672,059       341,884            $10.06
    Granted                          237,600            --             12.61
    Became exercisable                    --       161,523             10.36
    Exercised                       (105,449)     (105,449)             8.89
    Expired                          (77,341)      (71,041)            11.23
                                     -------       -------
Balance at June 30, 1998             726,869       326,917             10.72
    Granted                           77,250            --              9.92
    Became exercisable                    --       184,606             11.57
    Exercised                        (40,745)      (40,745)             7.80
    Expired                          (54,228)      (31,895)            11.34
                                     -------       -------
Balance at June 30, 1999             709,146       438,883             10.63
    Granted                           15,000            --              8.47
    Became exercisable                    --        61,317             12.10
    Expired                          (20,450)      (13,600)            12.39
                                     -------       -------
Balance at December 31, 1999         703,696       486,600             10.66
    Granted                           61,300            --              7.11
    Became exercisable                    --       151,726             11.45
    Exercised                         (4,805)       (4,805)             7.00
    Expired                         (269,297)     (253,895)             8.45
                                     -------       -------
Balance at December 31, 2000         490,894       379,626             11.32
                                     =======       =======

                                        Options Outstanding                          Options Exercisable
                            ---------------------------------------------       ----------------------------
                                           Weighted
                                           Average
                                           Remaining          Weighted                           Weighted
Range of Exercise                         Contractual         Average                            Average
      Prices                 Number      Life in Years     Exercise Price       Number        Exercise Price
      ------                -------      -------------     --------------       ------        --------------
$5.250 - $6.750              24,800          4.17               $6.13            4,834             $5.99
$7.500 - $9.875              56,328          3.72                8.12           26,660              8.10
$10.00                       44,000          2.50               10.00           32,496             10.00
$10.125                      35,000          1.50               10.13           35,000             10.13
$10.375 - $11.00             57,566          1.45               10.95           57,234             10.95
$11.25 - $11.75              14,350          0.49               11.55           14,350             11.55
$12.625                     139,900          1.50               12.63           93,267             12.63
$13.250 - $14.750           118,950          1.58               13.37          115,785             13.33
                            -------          ----               -----          -------             -----
$5.250 - $14.750            490,894          1.96               11.32          379,626             11.69
                            =======          ====               =====          =======             =====

      The number of options scheduled to expire by year are 22,744 in 2001, 335,850 in 2002, 58,500 in 2003, 28,000 in 2004 and 45,800 in 2005.

      As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Option (APB) No. 25, "Accounting for Stock Issued to Employees, " to measure compensation cost for employee stock options. Under APB 25, if the exercises price of the employees stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The pro forma net income impact of the stock option plans is shown below. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions.

                                        Year Ended         Six Months Ended
                                       December 31,          December 31,                Year Ended June 30,
                                       -----------------------------------       -----------------------------------
                                           2000                  1999                 1999                1998
                                       ------------        ---------------       -------------        --------------
Risk Free Interest Rate Change             4.98%           55.54% to 6.36%       3.95 to 5.93%        5.25 to 5.625%
Dividend Yield                              0%                    0%                   0%                  0%
Volatility factor of the expected
  market price of the Company's
  common stock                             .707                  .626                 .622                .577

      The company's pro forma information amortizing the fair value of the stock options over their vesting period is as follows:

                                                Six Months
                                  Year Ended       Ended
                                  December 31,  December 31,     Year Ended June 30,
                                  ----------    ------------   ----------------------
                                     2000          1999          1999          1998
                                   --------      --------      --------      --------
Reported net income (loss)         $(27,594)     $ (1,220)     $    371      $ (1,043)
SFAS No. 123 Compensation Cost         (263)         (366)         (540)         (282)
                                   --------      --------      --------      --------
Proforma net (loss)                $(27,857)     $ (1,586)     $   (169)     $ (1,325)
                                   ========      ========      ========      ========
Proforma net loss per share:
     Basic                            (5.97)     $   (.34)     $   (.04)     $   (.29)
                                   ========      ========      ========      ========
     Diluted                          (5.97)     $   (.34)     $   (.04)     $   (.29)
                                   ========      ========      ========      ========

      On May 14, 1999, the shareholders approved the Company's 1999 Employee Stock Purchase Plan. The Plan permits employees to purchase stock of the Company at a lower of 85% of the closing price of the Company's common stock as of the commencement date of a plan year or 85% of the closing price of the Company's common stock as of the last date of a plan year. The first plan year began November 1, 1999 and 20,149 shares were issued. Initially, 60,000 shares of the Company's common stock have been reserved for issuance. Beginning November 1, 2000, and each year thereafter, the shares available for issuance will be increased so that up to 60,000 shares will be available for each plan year. The Plan will terminate on October 31, 2009, unless the Board of Directors extends the term of the plan.

12.   INCOME TAXES

      The components of income tax expense (benefit) were as follows (in thousands):

                                           Six Months
                            Year Ended        Ended
                            December 31,   December 31,       Year Ended June 30
                            -----------    -----------       -------------------
                               2000           1999           1999          1998
                               -----          -----          -----         -----
Current:
    Federal                    $  --          $  --          $  --         $  --
    State                        382             26             20            15
Deferred                        (779)          (609)           262           853
                               -----          -----          -----         -----
                               $(397)         $(583)         $ 282         $ 868
                               =====          =====          =====         =====

      A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

                                                Six Months
                                  Year Ended      Ended
                                  December 31,  December 31,      Year Ended June 30,
                                  -----------   ------------   -------------------------
                                     2000          1999         1999               1998
                                    ------        ------       ------             ------
Statutory rate                       (34.0%)       (34.0%)       34.0%              34.0%
State income taxes                     1.2          (2.5)         3.6                2.8
Valuation allowance change            27.6            --           --                 --
Non-deductible meals
 and entertainment expenses             --            .6          4.0                1.4
NOL expiration                         4.6           5.0           --                 --
Other                                  (.7)         (1.4)        (1.6)               1.6
                                    ------        ------       ------             ------
                                      (1.3%)       (32.3%)       43.2%              39.5%
                                    ======        ======       ======             ======

      The components of the deferred income tax liabilities and assets were as follows (in thousands):

                                             Year Ended      Six Months Ended
                                             December 31,      December 31,     Year Ended June
                                             ------------      ------------     ---------------
                                                2000               1999               1999
                                              --------           --------           --------
Deferred tax liabilities
  Prepaid expenses                            $     --           $     27           $     72
  Other assets                                     212                255                330
  Computer software costs                        2,782              8,004              9,483
  Tax over book depreciation                     2,100              1,182              1,188
                                              --------           --------           --------
      Total deferred tax liabilities             5,094              9,468             11,073
Deferred tax assets
  Receivables                                       68                 88                135
  Accrued expenses                                 854                605                558
  Ceding allowance                               1,209                388                890
  Net operating loss carryforwards              14,190             10,463             12,704
                                              --------           --------           --------
      Total deferred tax assets                 16,321             11,544             14,287
      Less valuation allowance                 (11,227)            (2,855)            (4,675)
                                              --------           --------           --------
      Total net deferred tax assets              5,094              8,689              9,685
                                              --------           --------           --------

Net deferred tax liabilities                  $     --           $    779           $  1,388
                                              ========           ========           ========

      At December 31, 2000, the Company had net operating loss (NOL) carryforwards of $37,000,000 for federal income tax purposes that expire in years 2001 through 2020. Included in this NOL is $6,000,000 and $2,230,000 related to the net operating loss carryforward of the Plan and stock options, respectively, and each has a full valuation allowance. In addition, a valuation allowance has been established for the deferred tax assets in excess of deferred tax liabilities due to the uncertainty surrounding the future realization of these tax benefits. The stock options when realized for financial statement purposes will be recorded as additional paid-in capital and not as a reduction of income tax expense. Any Plan NOLs realized would be first used to reduce net goodwill of $1,083,000 at December 31, 2000 and then to reduce income tax expense. The amount of the Plan's NOL that the company will have available each year is further limited by Section 382 of the Internal Revenue Code and is $333,000 per year. The Plan's NOL will expire in the years 2011 through 2016.

      Total income tax paid was $25,000 for the year ended December 31, 2000, $38,000 for the six months ended December 31, 1999 and $23,000 and $14,786 for the years ended June 30, 1999 and 1998, respectively.

13.   COMMITMENTS AND CONTINGENCIES

      The Company leases its office facilities and various equipment under operating and capital leases. Rental expense was approximately $5,967,000 for year ended December 31, 2000, $2,467,000 for the six months ended December 31, 1999 and $4,507,000 and $4,276,000 for the year ended June 30, 1999 and 1998, respectively. The following is a schedule of future minimum rental payments required under operating leases (in thousands):

      Year ending December 31:

            2001                                             $ 3,975
            2002                                               3,864
            2003                                               3,469
            2004                                               3,137
            2005                                               2,675
            Thereafter                                         7,993
                                                             -------
            Total minimum rental payments                    $25,113
                                                             =======

      In addition to the above amounts, additional rental payments are due under the office facility leases based on the lessor's operating costs.

      The following is a schedule of future minimum lease payments under capital leases (in thousands):

      Year ending December 31:

            2001                                         $  850
            2002                                            588
            2003                                            379
            2004                                            318
            2005                                            129
                                                         ------
            Total minimum lease payments                  2,264
            Less amount representing interest               386
                                                         ------
            Net minimum lease payments                    1,878
            Less current maturities                         670
                                                         ------
            Long-term portion                            $1,208
                                                         ======

      The Company entered into capital lease agreements totaling $1,518,000 and $354,000 for data processing equipment and software for year ended December 31, 2000 and for the six months ended December 31, 1999, respectively. The Company entered into no capital leases during the years ended June 30, 1999 and 1998.

      As a risk contractor for Medicaid programs, the Plan is subject to regulations covering operating procedures. The laws and regulations governing risk contractors are complex and subject to interpretation. The state of Pennsylvania and various regulatory bodies within the state, monitor the Plan's operations to ensure compliance with the applicable laws and regulations. There can be no assurance that administrative or systems issues or the Plan's current or future provider arrangements will not result in adverse action by regulatory authorities.

      The Plan received in 2000 a demand letter from a current provider seeking payments totaling $8,400,000 under certain provisions of its provider contract. On January 26, 2001, the provider placed this matter in arbitration before the American Arbitration Association in Philadelphia, Pennsylvania. The Company believes that amounts due to this provider are significantly less than the $8,400,000 demanded and any amounts owed are included within its medical services payable. The Plan intends to contest this case vigorously while seeking an out-of-court settlement.

      In August 2000, a settlement was reached regarding a dispute over amounts the Plan allegedly owed to a previous provider. Under terms of the settlement, the Plan agreed to pay the provider $500,000 in cash and $1,350,000 in the form of a promissory note that was paid in full October 31, 2000. The total settlement of $1,850,000 was recorded as selling, marketing and administration, net, in the consolidated statement of operations. Approximately $850,000 of legal expenses were incurred related to the dispute.

      Subsequent to December 31, 2000, the Plan received a demand letter from a current provider seeking payments totaling $4,400,000 under certain provisions of its provider contract. Every effort is being made by both parties to resolve this matter without resorting to arbitration or litigation. The Plan believes that amounts due to this provider is less than the $4,400,000 demanded and any amounts owed are included within its medical claims payable liability.

      Subsequent to December 31, 2000, the Plan received a demand letter from a current provider seeking payments totaling $600,000 for the difference between full billed charges and the state Medicaid fee for service rates. A similar dispute has been appealed by another Philadelphia HMO to the Pennsylvania Supreme Court. Until a definitive ruling is issued which compels the Plan to pay full billed charges, the Plan will continue to pay at the Pennsylvania Medicaid fee for service rates. If the provider's position is upheld by the Pennsylvania Supreme Court, the Plan and all other Medicaid plans in the state of Pennsylvania may be unable to operate profitability in the Pennsylvania Medicaid marketplace without a significant increase in premiums. Premiums are subject to renewal annually with the Department of Public Welfare.

      Subsequent to December 31, 2000, the Company has received several demand letters from former employees affected by the re-organization of the Company. The demand letters seek immediate compensation under various agreements such as employment, severance or commission. The Company is currently in the process of assessing each demand letter. The Company expects to receive additional demand letters as the re-organization efforts continue.

14.   SAVINGS PLAN

      The Company has a tax deferred savings plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code covering substantially all employees. Under the plan, the Company matches a minimum of 10% of eligible employees' contributions up to 6% of the employee's salary. Employee and employer matching contributions to the plan are remitted to a trustee on a biweekly basis. Company contribution expenses were $542,000 for the year ended December 31, 2000, $271,000 for the six months ended December 31, 1999 and $567,000 and $442,000 for the years ended June 30, 1999, and 1998, respectively.

15.   SUBSEQUENT EVENTS

      Change in management control--see Note 2, Going Concern for a management changes subsequent to December 31, 2000.

      External financing--Subsequent to December 31, 2000, the Company has obtained $14.1 million of external financing from Loop Corp (a major shareholder of the Company) and other related organizations. Most of the funds obtained will be used to strengthen the financial position of the Plan or to fund HMO acquisitions.

      Regulatory communication--See Note 2, Going Concern for a discussion of the written plan in process with the Commonwealth of Pennsylvania Insurance Department.

      Covenant waiver--See Note 7, Notes Payable for a discussion of the waiver received from the Bank for covenant violations for the quarter ended December 31, 2000.

      Provider and former employee demand letters--See Note 12, Commitments and Contingencies for a discussion of significant demand letters received by the Company subsequent to December 31, 2000.

16.   SEGMENT REPORTING

Reportable segment information is as follows (in thousands):

                                                                                                      Health
                                                           4YourCare           QualityFIRST            Plan
Year Ended December 31, 2000:                            Services Unit            Unit                 Unit                 Total
                                                         -------------         ------------          ---------            ---------
Revenues from external clients                             $  37,633            $   4,461            $ 155,940            $ 198,034
Intersegment revenues(1)                                      25,573                1,130                   --               26,703
Investment income(2)                                             145                   --                  465                  610
Interest expense(3)                                              990                  188                 (197)                 981
Depreciation expense                                           3,144                  192                  223                3,559
Amortization expense                                          10,902                3,599                  283               14,784
Segment pretax profit (loss)(4)                              (19,025)              (3,321)              (5,645)             (27,991)
Segment assets                                                28,742               10,418               25,290               64,450
Purchases of property and equipment and
computer software(5)                                           7,196                3,165                  227               10,588

                                                                                                      Health
                                                           4YourCare           QualityFIRST            Plan
Six months ended December 31,1999:                       Services Unit            Unit                 Unit                 Total
                                                         -------------         ------------          ---------            ---------
Revenues from external clients                             $  22,622            $   2,062            $  42,017            $  66,701
Intersegment revenues(1)                                      11,443                  547                   --               11,990
Investment income(2)                                              53                   --                  425                  478
Interest expense(3)                                              407                   97                  107                  611
Depreciation expense                                           1,480                   67                   95                1,642
Amortization expense                                           2,554                1,532                   --                4,086
Segment pretax profit (loss)(4)                                1,009                 (667)              (2,145)              (1,803)
Segment assets                                                39,002               10,716               31,119               80,837
Purchases of property and equipment and
computer software                                              2,131                1,630                   --                3,761

                                                                                                      Health
                                                           4YourCare           QualityFIRST            Plan
Year ended June 30, 1999:                                Services Unit            Unit                 Unit                 Total
                                                         -------------         ------------          ---------            ---------
Revenues from external customers                           $  48,731            $   4,064            $ 109,275            $ 162,070
Intersegment revenues(1)                                      20,787                1,330                   --               22,117
Investment income(2)                                             196                   --                  773                  969
Interest expense(3)                                              714                  170                   90                  974
Depreciation expense                                           3,230                  149                  101                3,480
Amortization expense                                           4,230                2,741                   --                6,971
Segment pretax profit (loss)(4)                                1,608               (1,515)                 560                  653
Segment assets                                                46,291               11,033               31,245               88,569
Purchases of property and equipment and
computer software                                             10,793                3,586                   --               14,379

(1) Intersegment 4YourCare Services Unit revenues represent the amounts charged to the Health Plan unit under terms of an administrative services agreement. The revenue is eliminated in consolidation.

      Intersegment QualityFIRST Unit revenues represents amounts charged by the QualityFIRST Unit to the 4YourCare Services Unit ($250,000, $188,000 and $456,000 for the year ended December 31, 2000, the six month period ended December 31, 1999 and the year ended June 30, 1999, respectively) and the Health Plan unit $880,000 $359,000 and $874,000 for the year ended December 31,2000, the six month period ended December 31, 1999 and the year ended June 30, 1999, respectively for use of the QualityFIRST(R) software. The revenue is based upon covered members or employees and is eliminated in consolidation.

(2) Investment income earned on fixed maturity investments is recorded in the Health Plan Unit. All other investment income is recorded in the 4YouCare Services Unit.

(3) Interest expense on the surplus note payable is recorded in the Health Plan Unit. The remaining interest expense has been allocated between the 4YourCare Services Unit and the QualityFIRST unit based upon segment assets.

(4) Corporate amounts have been allocated back to the respective business units based upon estimated resource usage. Included in the pretax profit for the Health Plan Unit is the $1,600,000 gain on surplus note. Included in the pretax loss for the 4YourCare Services Unit is the additional software amortization of $5,800,000. Oxford transition costs of $1,350,000 have been charged to the Health Plan unit for the year ended June 30, 1999.

(5) Included in the 4YourCare Services Unit are equipment and computer software acquired under capital leases of $1,518,000. The Health Plan Unit purchases relate to the acquisition of HealthMATE.

17.   QUARTERLY FINANCIAL DATA (Unaudited)

The following table presents certain unaudited quarterly results for the year ended December 31, 2000, the six months ended December 31, 1999 and the year ended June 30, 1999. (in thousands, except per share data).

                                                                       Year Ended December 31, 2000
                                        ------------------------------------------------------------------------------------
                                           First            Second               Third           Fourth
                                          Quarter           Quarter             Quarter          Quarter            Year
                                        -----------       -----------         -----------      -----------       -----------
Net revenues                            $    56,741       $    57,899         $    42,678      $    41,326       $   198,644
                                        ===========       ===========         ===========      ===========       ===========

Net income (loss)                       $       104       $    (3,978)        $    (9,138)     $   (14,582)      $   (27,594)
                                        ===========       ===========         ===========      ===========       ===========

Earnings (loss) per share:

Basic                                   $       .02       $      (.85)        $     (1.96)     $     (3.13)      $     (5.92)
                                        ===========       ===========         ===========      ===========       ===========

Diluted                                 $       .02       $      (.85)        $     (1.96)     $     (3.13)      $     (5.92)
                                        ===========       ===========         ===========      ===========       ===========

The Company made certain year-end adjustments in 2000 resulting from changes in estimates that were material to the results of operations of the fourth quarter. These adjustments increased the net loss as follows:

Increase in medical services payable                                $(2,597,000)
Write-off of accounts receivable                                     (2,820,000)
Increase in allowance for doubtful accounts                          (2,000,000)
Increase in provider recoveries receivable                            2,280,000
Write-off of equipment                                                 (610,000)
Write-off of miscellaneous receivable                                  (293,000)
Write-off of external financing costs                                  (500,000)
                                                                    -----------
                                                                    $(6,540,000)

These year-end adjustments increased the fourth quarter net loss per share by $1.40.

      The Company restated the results of operations for the quarters ended June 30, 2000 and September 30, 2000 as follows:

                                                       Quarter Ended     Quarter Ended
                                                       June 30, 2000   September 30,2000
                                                       -------------   -----------------
Net loss originally reported in Form 10-Q               $(2,628,000)      $(8,200,000)
Correct error for contract settlement inappropriately
  accounted for as a prepaid asset                       (1,350,000)           45,000
                                                        -----------       -----------
Net loss as reported in Form 10QA                        (3,978,000)       (8,155,000)
                                                        -----------       -----------
Adjustment to Goodwill related to HealthMATE
acquisition, See Note 1                                          --          (983,000)
                                                        -----------       -----------
Net loss as reported in the above table                 $(3,978,000)      $(9,138,000)
                                                        ===========       ===========


                                  Six Month Period Ended December 31, 1999
                                  ----------------------------------------
                                         First              Second                  Six
                                        Quarter             Quarter                Months
                                      ----------           ----------            ----------
Net revenues                          $   35,703           $   31,476            $   67,179
                                      ==========           ==========            ==========

Net income (loss)                     $      913           $   (2,133)           $   (1,220)
                                      ==========           ==========            ==========

Earnings (loss) per share:

Basic                                 $      .20           $     (.46)           $     (.26)
                                      ==========           ==========            ==========

Diluted                               $      .20           $     (.46)           $     (.26)
                                      ==========           ==========            ==========

                                                                    Year Ended June 30, 1999
                                       ---------------------------------------------------------------------------------
                                          First            Second             Third           Fourth
                                         Quarter           Quarter           Quarter          Quarter           Year
                                       -----------       -----------       -----------      -----------      -----------
Net revenues                           $    48,949       $    45,018       $    33,914      $    35,158      $   163,039
                                       ===========       ===========       ===========      ===========      ===========

Net income (loss)                      $       (23)      $    (1,311)      $     1,069      $       636      $       371
                                       ===========       ===========       ===========      ===========      ===========

Earnings (loss) per share:

Basic                                  $      (.01)      $      (.28)      $       .23      $       .14      $       .08
                                       ===========       ===========       ===========      ===========      ===========

Diluted                                $      (.01)      $      (.28)      $       .23      $       .14      $       .08
                                       ===========       ===========       ===========      ===========      ===========

                                                                     Schedule II

                          HEALTH RISK MANAGEMENT, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                                        Balance at      Charged to     Charged to                        Balance at
                                                        Beginning       Costs and        Other                             End of
                                                        of Period        Expenses       Accounts       Deductions          Period
                                                        ----------      ----------     ----------     ------------       ----------
Year ended December 31, 2000:
   Allowance for uncollectible accounts                 $  255,000      $4,904,249         --         $2,979,249(1)      $2,180,000

Six month transition period ended December 31, 1999:
   Allowance for uncollectible accounts                 $  323,500      $    6,332         --         $   74,832(1)      $  255,000

Year ended June 30, 1999:
   Allowance for uncollectible accounts                 $  265,000      $  113,159         --         $   54,659(1)      $  323,500

Year ended June 30, 1998:
   Allowance for uncollectible accounts                 $  260,000      $  113,339         --         $  108,339(1)      $  265,000

----------------
(1)   Uncollectible accounts written off.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HEALTH RISK MANAGEMENT, INC.

May 7, 2001                                By: /s/ Corbett A. Price
                                               ---------------------------------
                                               Corbett A. Price
                                               Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


May 7, 2001                     By: /s/ Andrew J. Jahelka
                                   ---------------------------------------------
                                     Andrew J. Jahelka
                                     Member of Executive Committee* and Director


May 7, 2001                     By: /s/ Steven L. Volla
                                   ---------------------------------------------
                                     Steven L. Volla
                                     Member of Executive Committee* and Director


May 7, 2001                     By: /s/ Leland G. LeBlanc
                                   ---------------------------------------------
                                     Leland G. LeBlanc
                                     Chief Financial Officer and Member of
                                     Executive Committee* (principal financial
                                     officer and principal accounting officer)


May 7, 2001                     By: /s/ Corbett A. Price
                                   ---------------------------------------------
                                     Corbett A. Price
                                     Member of Executive Committee* and Director


May 7, 2001                     By: /s/ Gary L. Damkoehler
                                   ---------------------------------------------
                                     Gary L. Damkoehler, Director


May 7, 2001                     By: /s/ Robert L. Montgomery
                                   ---------------------------------------------
                                     Robert L. Montgomery, Director

                                  EXHIBIT INDEX

  No.       Description
  ---       -----------

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

                  -- incorporated by reference to Exhibit 1 to the Company's Form 8-A Registration Statement filed April 10, 1997 (SEC File No. 0-18902).

  4.5 First Amendment to Rights Agreement dated as of October 1, 1999, between Health Risk Management, Inc., and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 2 to the Company's Amendment to Registration Statement on Form 8-A, File No. 000-18902, filed October 21, 1999).

  4.6 Second Amendment to Rights Agreement dated as of May 19, 2000, between Health Risk Management, Inc., and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 3 to the Company's Amendment to Registration Statement on Form 8-A, File No. 000-18902, filed June 9, 2000).

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

10.28 Third Amendment to the Credit Agreement between Health Risk Management. Inc. and U.S. National Bank dated December 21, 1999.

10.29 Standstill Agreement, dated May 19, 2000, among Health Risk Management, Inc., Chiplease, Inc., Banco Panamericano, Inc., Leslie Jabine and Leon A. Greenblatt, III - incorporated by reference to
            Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.30 Fourth Amendment to the Credit Agreement between Health Risk Management, Inc., and U.S. National Bank dated April 10, 2000 - incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.31 Fifth Amendment to Credit Agreement between Health Risk Management, Inc., and U.S. National Bank dated July 31, 2000 - incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report for the quarter ended 9/30/00.

10.32 Sixth Amendment to Credit Agreement between Health Risk Management, Inc. and U. S. National Bank dated November 14, 2000.

10.33 Seventh Amendment to Credit Agreement between Health Risk Management, Inc. and U. S. National Bank dated April 30, 2001

10.34 Reinsurance Agreement between HRM Health Plans (PA), Inc. and Hannover Life Reassurance Company of America, dated June 29, 2000

10.35       First Amendment to Reinsurance Agreement between HRM Health Plans
            (PA), Inc. and Hannover Life Reinsurance Company of America, dated May 4, 2001.

10.36 Renewal of the Healthchoices Southeast Physical Health Agreement between Commonwealth of Pennsylvania and HRM Health Plans (PA), Inc d/b/a Oaktree Health Plan, dated December 14, 2000.

10.37 Healthchoices Lehigh/Capital Physical Health Agreement between Commonwealth of Pennsylvania and HRM Health Plans (PA), Inc. dated April 3, 2001.

   21.      List of subsidiaries.

   23.      Consent of Independent Auditors.

--------------
* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.