Form 10-Q
period 2001-03-31
HEALTH RISK MANAGEMENT INC /MN/
filed 2001-05-15
CIK 869486

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
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

(952) 829-3500
(Registrant’s telephone number, including area code)

-----------
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

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of Common Stock par value $.01 per share, outstanding on May 12, 2001 was 4,915,950 (including 15,000 unregistered shares issued to Hamilton Health Center for the purchase of Pennsylvania HelathMATE, Inc, and 234,000 unregistered shares issued to HRM Health Plans (PA), Inc., a wholly-owned subsidiary).

HEALTH RISK MANAGEMENT, INC.

INDEX

Part I.	Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets -- at March 31, 2001 and December 31, 2000

Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000

Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part II.	Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use Of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

PART I. ITEM 1. FINANCIAL INFORMATION

HEALTH RISK MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
ASSETS

	March 31,	December 31,
	2001 (Unaudited)	2000 (Note 1)
Current assets:
Cash and cash equivalents	$9,140	$9,247
Accounts receivable-net of allowance for doubtful accounts of $2,200 and $2,180 at March 31, 2001 and December 31, 2000, respectively	17,524	19,204
Other	986	596
Total current assets	27,650	29,047

Fixed maturity investments at fair value	101	—
Computer software costs, less accumulated amortization of $17,938 and $16,575 at March 31, 2001 and December 31, 2000, respectively	17,610	18,685
Property and equipment, less accumulated depreciation of $20,515 and $19,748 at March 31, 2001 and December 31, 2000, respectively	10,393	11,139
Goodwill, less accumulated amortization of $779 and $755 at March 31, 2001 and December 31, 2000, respectively	3,607	3,703
Other assets	841	1,876
	$60,202	$64,450

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,615	$7,675
Medical services payable	29,893	31,065
Accrued rationalization charge	—	—
Accrued expenses	5,590	4,194
Unearned revenues	4,142	4,574
Current maturities of notes payable	8,201	9,001
Current portion of capitalized equipment leases	670	670
Total current liabilities	57,111	57,179

Long-term portion of notes payable	—	—
Long-term portion of capitalized equipment leases	1,010	1,208
Commitments and contingencies
Shareholders’ equity:
Undesignated shares, $.01 par value, 9,700,000 authorized, none issued
Series A preferred shares, $.01 par value, 300,000 authorized, none issued
Common shares, $.01 par value, 20,000,000 authorized, 4,681,950 and issued and outstanding at March 31, 2001 and December 31, 2000	47	47
Additional paid-in capital	32,448	32,448
Retained deficit	(30,414)	(26,432)
Total shareholders’ equity	2,081	6,063
	$60,202	$64,450

See accompanying notes.

HEALTH RISK MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2001	2000
Revenues:
Premiums-gross	$49,445	$44,790
Ceding allowance	392	—
4YourCare service fees	9,734	10,490
QualityFIRST revenues	1,034	1,174
Investment income	199	287
Total revenues	60,804	56,741
Less ceded premiums	(16,317)	—
Net revenues	44,487	56,741

Operating expenses:
Medical costs, net	28,541	36,783
Cost of services, net	14,489	15,437
Selling, marketing and administration, net	5,140	3,985
Interest expense	279	332
Total operating expenses	48,449	56,537

Income (loss) before income taxes	(3,962)	204
Income tax expense	20	100

Net income (loss)	$(3,982)	$104

Net income (loss) per share:
Basic	$(.85)	$.02
Diluted	$(.85)	$.02

Weighted average number of shares outstanding:
Basic	4,682	4,653
Diluted	4,682	4,654

See accompanying notes.

HEALTH RISK MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2001	2000

Cash flows from operating activities:
Net income (loss)	$(3,982)	$104
Adjustments to reconcile net income (loss) to net cash
Provided by (used in) operating activities:
Gain (loss) on disposal of equipment	(3)	14
Depreciation	806	834
Amortization	2,573	2,157
Provision for deferred income taxes	—	95
Changes in operating assets and liabilities:
Accounts receivable	1,680	(690)
Other assets	367	(170)
Accounts payable	1,638	2,442
Medical services payable	(1,172)	(6,302)
Due to reinsurer	—	(138)
Accrued expenses	1,396	699
Unearned revenues	(432)	(1,167)
Net cash provided by (used in) operating activities	2,871	(2,122)

Cash flows from investing activities:
Acquisition of net liabilities, net of cash acquired	—	1,593
Computer software costs capitalized	(1,124)	(1,423)
Proceeds on equipment sales	9	—
Property and equipment purchased	(764)	(231)
Purchase of investments	(101)	—
Net cash used in investing activities	(1,980)	(61)

Cash flows from financing activities:
Principal payments on notes payable	(800)	(1,125)
Principal payments on capital leases	(198)	(88)
Issuance of common shares	—	5
Net cash used in financing activities	(998)	(1,208)

Decrease in cash and cash equivalents	(107)	(3,391)
Cash and cash equivalents at beginning of period	9,247	10,577

Cash and cash equivalents at end of period	$9,140	$7,186

Supplemental disclosure:

Equipment and computer software acquired under capital leases	$—	$1,258

See accompanying notes.

HEALTH RISK MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          Unaudited Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2001 will not be indicative of the results that may be expected for the year ended December 31, 2001 in light of the Company reorganization activities that were initiated in April 2001.

The consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries’ report on Form 10-K for the year ended December 31, 2000.

2.          Uses of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Significant accounts which are largely determined based on management’s estimates and assumptions include incurred but not yet reported claims included in medical services payable, amounts recoverable from providers included in accounts receivable, economic life of computer software capitalized for internal use and external sale, recoverability of goodwill, accrued severance obligations payable included in accrued expenses and the deferred tax asset valuation allowance.  Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

3.          Going Concern

During the year ended December 31, 2000 and the three months ended March 31, 2001, the Company had a net loss of $27.6 million and $4.0 million, respectively.  As of March 31, 2001, the Company has a working capital deficit of $29.5 million and total Shareholders’ equity of $2.1 million.  The Company’s insurance subsidiary (the Plan) reported to the Commonwealth of Pennsylvania Insurance Department (the Department) a statutory net worth of $.6 million as of December 31, 2000.  As of January 1, 2001, the Plan adopted revised statutory accounting principles regarding admitted and non-admitted assets.  These new standards, referred to as codification, resulted in an estimated statutory net worth deficit of approximately $12.5 million.  These levels of net worth are below certain minimum statutory – based capital requirements.  Unless resolved, the insurance regulators have the statutory authority to place the Plan into receivership.

Under its contracts with the Pennsylvania Department of Public Welfare (DPW), the Plan is to provide Medicaid insurance coverage to covered members as defined in the HealthChoice Southeast Physical Health Agreement and the Voluntary Managed Care Organization Provider Agreement.  These contracts require the Plan to meet certain minimum statutory-basis net worth requirements.  Because these requirements were not met at December 31, 2000 or March 31, 2001 and the Plan will not meet these requirements when determined in accordance with Codification on January 1, 2001, the DPW has the right to terminate its contracts with the Plan.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The March 31, 2001 financial statements do not include any adjustments that might result from the outcome of these uncertainties.  Accounts such as goodwill and other intangibles would require adjustment if the Company could not continue as a going concern.

4.          Subsequent Events

Subsequent to March 31, 2001, the Company has undergone a significant change in management, has identified and implemented significant payroll and other operating expense reductions, obtained $9.1 million of external financing and an additional $5 million letter of credit, met with Nasdaq regarding the delisting of the Company’s stock and submitted to the Commonwealth Pennsylvania Department of Insurance (Department) a Risk Based Capital Plan for HRMPA (the Company’s wholly owned Medicaid HMO).

The management changes announced by the Company were the retirement of the CEO and President in March 2001.  The severance, insurance and other costs under terms of the employment agreements with the former CEO, President and a Senior executive officer of approximately $1,539,000 have been accrued as of March 31, 2001 and have been included in selling, marketing and administration expense during the first quarter of 2001.  The Company intends to dispute the payment obligations under terms of the employment agreements.  The final amounts paid to these former executives may be more or less than the March 31, 2001 accrual.

A management team, experienced in restructuring health care companies,  is operating at the direction of the Board of Directors.  Through April 27, 2001, payroll and other operating expense reductions, which are expected to yield $10.1 million on an annualized basis, have been identified and implemented.  Severance obligations of approximately $300,000 will be incurred in the second quarter of 2001 as a result of the payroll reductions realized under the rationalization plan.  Other expenses, including legal and consulting fees, will be incurred in the second quarter under the rationalization plan.

As of  May 14, 2001, the Company was negotiating a financing effected through a series of agreements, in some cases with certain persons or entities which are related to the Company.  As part of the financing, Loop Corp is expected to loan $3 million to the Company in the form of a debenture.  The Company is expected to contribute warrants to purchase 1,000,000 shares of the Company’s common stock and a convertible debenture to Persus, LLC in return for 85% of the common equity interest in Persus.  Persus is expected to own a parcel of real estate which it will sell on arms’ length terms and have cash on hand of $3.1 million, which it will contribute to the Company.  Loop Corp has indicated that they would commit to purchase the real estate for $6.1 million, although the Company will retain the right to sell to a higher bidder.  Upon the sale, Persus will transfer the proceeds of the sale of the real estate to the Company.

Andrew Jahelka, a member of the Board of Directors of the Company, is president of Loop Corp. and Leon A. Greenblatt III, the indirect holder of a substantial equity stake in the Company, has a controlling interest in and is secretary of Loop Corp. Mr. Jahelka and Mr. Greenblatt are also significant equity holders of Persus. Because of these affiliations, the HRM warrants and the convertible debenture will not be exercisable until the issuance of the warrants are approved by HRM's shareholders.

On April 18, 2001, the Company was advised by Nasdaq that it was not in compliance with the marketplace rules because it had failed to timely file its annual report on Form 10-K: accordingly, the Company’s stock may be delisted.  The Company appealed the decision and attended a hearing before a listings qualifications panel on May 10, 2001.   The Company is awaiting a decision by the listings qualification panel.

Under Pennsylvania Insurance statutes and its contract with the Pennsylvania Department of Public Welfare, the Plan must meet certain minimum statutory-basis capital requirements.  Because these requirements were not met at December 31, 2000 and at March 31, 2001, the Department has the right to place the Plan into receivership and the Department of Public Welfare has the right to terminate its contracts with the Plan.  In response to the lack of adequate capital, the Company’s management presented a risk based capital plan to the Department on April 19, 2001, which the Department rejected on April 30, 2001.  Management submitted a revised risk based capital plan to the Department on May 7, 2001.

On April 18, 2001, the Board of Directors of the Company adopted a resolution authorizing the officers of the Company, with the advice of counsel, to amend certain provisions of the shareholder rights plan.

5.          Medical Services Payable

Medical services payable is estimated by management using a variety of techniques, including a per member per month cost analysis as well as the use of completion factors developed from historical payment patterns and industry-wide payment patterns.  Since the acquisition of the Medicaid health plans, the ability of management to reliably estimate medical services payable has been affected by a lack of reliable paid claim data prior to their acquisition and inconsistent processing of claims and workflow inefficiencies since their acquisition date.  These issues have caused overpayments or duplicate payments to providers and created claim backlogs.  Through March 31, 2001, these issues continue to affect management's ability to estimate the ultimate cost of medical services.

Management believes that the liability for medical services payable is adequate and that it has identified the operational changes that will improve its ability to estimate the liability.  However, the assumptions made regarding provider recoveries, reduction in duplicate claim payments or overpayments and processing efficiencies may not be realized, which would adversely affect the ultimate cost of medical services. The estimates for medical services payable are continually reviewed and adjusted as experience develops or new information becomes known.  Such adjustments are included in current operations.

Accounts receivable at March 31, 2001 and December 31, 2000 includes $2,424,000 and $5,519,000, respectively, reflecting management’s estimate of duplicate payments and overpayments to providers.  No related accounts receivable amount was recorded at March 31, 2000.  Management believes that offset of identified recoveries against current payments to providers will not adversely affect relationships with those providers and that its estimate of identified recoveries is fully realizable.  However, to the extent that the amounts recorded as an account receivable are not realized, the medical services cost will increase and will be reflected in current operations as changes in estimates occur

6.          Computer software costs

	March 31,	December 31,
	2001	2000
	(in thousands)

Computer software costs consist of the following:

Care Management Software
Cost	$5,370	$5,591
Less accumulated amortization	1,041	806
Net book value	4,329	4,785
Claim Administration Software
Cost	10,194	10,170
Less accumulated amortization	6,064	5,811
Net book value	4,130	4,359
QualityFIRST® Software
Cost	19,984	19,499
Less accumulated amortization	10,833	9,958
Net book value	9,151	9,541
Computer software costs	$18,441	$18,685

The Company capitalizes its internal-use software related to its Care Management software and Claim Administration software in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1 “Accounting for Computer Software Developed For or Obtained For Internal Use” (the SOP).

Effective January 1, 2001, the estimated remaining useful life of additions to Claim Administration software was reduced from ten years to five years.

The Company capitalizes QualityFIRST® computer software costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.  The capitalized costs are amortized based on the greater of the amount computed using (a) the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or (b) a straight-line basis over their estimated useful lives, ranging from three to seven years.

In May, 2001, the current management team determined that it would no fund the development of a reporting project included within Care Management Software.  The net book value of the software of $836,000 has been amortized off in the quarter ended March 31, 2001.

7.          Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, (in thousands, except per share data):

	2001	2000

Numerator:
Net income (loss)	$(3,982)	$104

Denominator:
Weighted-average shares-basic	4,682	4,653
Effect of dilutive stock options	--	1
Weighted-average shares-diluted	4,654	4,654

Net income (loss) per share:
Basic	$(.85)	$.02
Diluted	$(.85)	$.02

The effect of stock options were not included in the calculation of diluted earnings per share for the quarter ended March 31, 2001 because they were antidilutive.  In addition, the 234,000 unregistered shares of stock issued to the Plan have been excluded from the shares outstanding for purposes of determining basic and diluted earnings per share.

8.          Comprehensive Income

The comprehensive income for the Company for the three months ended March 31, 2000 was as follows (in thousands):
Net income	$104
Change in net unrealized loss on fixed maturity investments	(10)
Comprehensive income	$94

9.          Investments

The Company held no fixed maturity investments at December 31, 2000 or March 31, 2001.

There were no sales of fixed maturity investments during the three months ended March 31, 2001 and March 31, 2000.

At March 31, 2001, U.S. Treasury Securities with a book value of $100,000 were on deposit with the Commonwealth of Pennsylvania Insurance Department to satisfy regulatory requirements.

10.        Reinsurance

The quota share reinsurance agreements entered into by the Plan were for the purposes of reducing the risk of financial loss to the Plan and to generate statutory surplus.  To the extent that the reinsurer is unable to meet its obligations under terms of the agreements, the Plan remains primarily liable.

Effective July 1, 2000, the Plan entered into a 33% quota share reinsurance agreement under which the reinsurer has assumed 33% of the Medicaid medical cost risk and certain non-medical expenses in exchange for 33% of the related Medicaid premium.  Under this agreement, on July 6, 2000, the Plan received a $4,000,000 ceding allowance from the reinsurer.  The ceding allowance will be realized in relation to profits ceded to the reinsurer.  The Plan realized $392,000 of the ceding allowance in the three months ended March 31, 2001, as a component of net revenues.  Amounts ceded under the contract for premiums, medical costs, cost of sevices, and selling, marketing and administration expenses for the quarter ended March 31, 2001, were $16,317,000, $14,035,000, $1,170,000 and $585,000, respectively.

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

The Company did not have a quota share reinsurance agreement in place in the quarter ended March 31, 2000.

11.        Notes Payable

The term loan is subject to debt covenants that are to be met on a quarterly basis.  The Company did not meet certain bank covenants under the term loan agreement during the quarter ended March 31, 2001.  Subsequent to December 31, 2001, the Company received a waiver for the covenant violations for the quarter ended March 31, 2001 and amended certain of the covenants.  The Company believes that it can meet the amended covenants in the three remaining quarters of 2001.

12.        Commitments and Contingencies

As a risk contractor for Medicaid programs, the Plan is subject to regulations covering operating procedures.  The laws and regulations governing risk contractors are complex and subject to interpretation.  The Commonwealth of Pennsylvania and various regulatory bodies within the Commonwealth, monitor the Plan’s operations to ensure compliance with the applicable laws and regulations.  There can be no assurance that administrative or systems issues or the Plan’s current or future provider arrangements will not result in adverse action by regulatory authorities.

The Plan received in 2000 a demand letter (which also named the Company and PAHRM) from a current provider seeking payments totaling $8,400,000 under certain provisions of its provider contract.  On January 26, 2001, the provider placed this matter in binding arbitration before the American Arbitration Association in Philadelphia, Pennsylvania.  The Plan believes that amounts due to this provider are significantly less than the $8,400,000 demanded and any amounts unpaid at March 31, 2001, are included within its medical services payable.  The Plan intends to contest this case vigorously while seeking an out-of-court settlement.  The Company and PAHRM are contesting being named in the arbitration.

In the quarter ended March 31, 2001, the Plan received a demand letter from a current provider seeking payments totaling $4,400,000 under certain provisions of its provider contract.  Every effort is being made by both parties to resolve this matter without resorting to arbitration or litigation.  The Plan believes that amounts due to this provider are less than the $4,400,000 demanded and any amounts owed are included within its medical claims payable liability.

In the quarter ended March 31, 2001, the Plan received a demand letter from a current provider seeking payments totaling $600,000 for the difference between full billed charges and the state Medicaid fee for service rates.  A similar dispute has been appealed by another Philadelphia HMO to the Pennsylvania Supreme Court.  Until a definitive ruling is issued which compels the Plan to pay full billed charges, the Plan will continue to pay at the Pennsylvania Medicaid fee for service rates.  If the provider’s position is upheld by the Pennsylvania Supreme Court, the Plan and all other Medicaid plans in the state of Pennsylvania may be unable to operate profitably in the Pennsylvania Medicaid marketplace without a significant increase in premiums.  Premiums are subject to renewal annually with the Department of Public Welfare.

Subsequent to March 31, 2001, the Company has received several demand letters from former employees affected by the rationalization of the Company.  The demand letters seek immediate compensation under various agreements such as employment, severance or commission.  The Company is currently in the process of assessing each demand letter.  The Company expects to receive additional demand letters as the rationalization efforts continue.

In addition to meeting the net worth requirements of the Department, under terms of its contracts with the DPW, effective July 1, 2001, the Plan may be required to maintain a net worth of $8.2 million.

13.        Reclassification

Certain items in the financial statements for the three months ended March 31, 2000 have been reclassified to conform to the 2001 presentations.

14.        Segment Reporting

             Reportable segment information is as follows (in thousands):

Three months ended March 31, 2001:	4YourCare Services Unit	QualityFIRST Unit	Health Plan Unit	Total
Revenues from external clients	$9,734	$1,034	$33,520	$44,288
Intersegment revenues(1)	6,356	317	—	6,673
Investment income(2)	32	—	167	199
Interest expense(3)	226	53	—	279
Depreciation expense	724	30	52	806
Amortization expense	1,634	880	59	2,573
Segment pretax profit(4)	(3,556)	(550)	144	(3,962)
Segment assets(4)	26,220	10,092	23,890	60,202
Purchases of property and equipment and computer software(5)	706	485	—	1,191

Three months ended March 31, 2000:	4YourCare Services Unit	QualityFIRST Unit	Health Plan Unit	Total
Revenues from external clients	$10,490	$1,174	$44,790	$56,454
Intersegment revenues(1)	6,154	285	—	6,439
Investment income(2)	41	—	246	287
Interest expense(3)	225	54	53	332
Depreciation expense	748	33	53	834
Amortization expense	1,259	842	56	2,157
Segment pretax profit(4)	(1,051)	(391)	1,646	204
Segment assets(4)	42,205	10,656	31,781	84,642
Purchases of property and equipment and computer software	3,310	815	227	4,352

(1)         Intersegment 4YourCare Services unit revenues represent the amounts charged to the Health Plan unit under terms of an administrative services agreement.  The revenue is eliminated in consolidation.

Intersegment QualityFIRST unit revenues represents amounts charged by the QualityFIRST unit to the 4YourCare Services unit ($97,000 and $73,000 for the three months ended March 31, 2001 and 2000, respectively) and the Health Plan unit ($220,000 and $212,000 for the three months ended March 31, 2001 and 2000, respectively) for use of the QualityFIRST® software.  The revenue is based upon covered members or employees and is eliminated in consolidation.

(2)          Investment income earned on fixed maturity investments is recorded in the Health Plan unit.  All other investment income is recorded in the 4YourCare Services unit.

(3)          Interest expense for the Health Plan unit relates to the surplus note payable that was reversed in the quarter ended September 30, 2000 when the note was acquired from Oxford Health Plans, Inc.  The remaining interest expense has been allocated between the 4YourCare Services unit and the QualityFIRST unit based upon segment assets.

(4)          Corporate amounts have been allocated back to the respective business units based upon estimated resource usage.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company’s revenues consist primarily of insurance premiums related to the Health Plan Unit, management service fees for health plan management  in the 4YourCare Business Unit, QualityFIRST revenues for software licenses and subscription fees in the QualityFIRST Business Unit, and investment income.  The Company has been impacted by several events that occurred subsequent to March 31, 2001.  See Note 4 to the financial statements above.

In order to manage its insurance risk and generate statutory surplus, the HMO entered into quota share reinsurance agreement to cede  33% of the Health Plan premiums, medical costs, costs of services and selling, marketing and administration expenses in the last six months of 2000 and the quarter ended March 31, 2001. There was no quota share reinsurance agreement in effect during the quarter ended March 31, 2000.  Under terms of the quota share agreement, the Health Plan received an advance ceding allowance of $4,000,000.  For statutory accounting purposes, the ceding allowance was recognized as revenue upon receipt from the reinsurer.  For GAAP, the ceding allowance is realized in relation to profits ceded to the reinsurer.

The Company’s operating expenses are comprised of medical costs related to the Health Plan operations (consisting of the costs of medical services incurred by the Health Plan members net of medical costs ceded to the reinsurer),  cost of services (consisting of salaries, wages and benefits, telephone expenses, depreciation and amortization, rent, computer operations, customer service, and the development of new services), and selling, marketing and administration expenses (consisting of salaries, wages and benefits of sales staff and sales account management personnel, bad debts, professional services, insurance, litigation costs and depreciation). The net medical costs, net cost of services and net selling, marketing and administration expenses reflect the impact of the reinsurance agreement discussed above.

For the quarter ended March 31, 2001, the Company had a net loss of $4.0 million.   This loss had reduced the Company’s net worth from $6.1 million at December 31, 2000 to $2.1 million at March 31, 2001.  The working capital deficit was $29.5 million at March 31, 2001 compared to $28.1 million at December 31, 2000.  The continuation of net losses from the prior year has led directly to the Company engaging in rationalization efforts at the end of the first quarter and continuing on into the second quarter of 2001.   The prior CEO and President retired and have been replaced by a management team experienced in restructuring health care companies.  To date, payroll and other operating expense reductions which is expected to yield approximately $10.1 million on an annualized basis have been identified and implemented.   The Company has entered into a letter of intent under which it expects to receive equity and other financing.  On May 14, 2001, the Company finalized a portion of the arrangements contemplated by the letter of intent and received on May 15, 2001, $6.1 million in additional financing, which was contributed to the Health Plan.  The Company is continuing to negotiate agreements pursuant to which it expects to obtain the remaining additional finanicing.

The Company’s Health Plan is required to submit statutory financial statements with the Pennsylvania Department of Insurance and to maintain a statutory surplus level sufficient to meet or exceed risk-based capital calculations.  The Health Plan filed its 2000 Annual Statement with the Department of Insurance, indicating the net worth was below a threshold control level as of December 31, 2000.  As a result, the Department of Insurance required a Risk-Based Capital (RBC) Plan be submitted to the Department of Insurance within 90 days.  On April 19, 2001, that Plan was submitted.  On April 30, 2001, the Health Plan received notice that the Department required a re-submission of the RBC Plan by May 7, 2001.  The Health Plan has prepared and submitted the revised RBC Plan to address the Department’s issues.  The Revised RBC Plan is under review by the Department.  The Health Plan anticipates working with the Department to stabilize and strengthen its financial condition.

In the year 2000, the NAIC and the Commonwealth of Pennsylvania adopted revised statutory accounting principles to further clarify and standardize admitted and non-admitted assets for statutory purposes.  Referred to as Codification, the revised statutory accounting standards are effective January 1, 2001.  Based upon a permitted practice letter received from the Department on May 14, 2001, the Health Plan surplus will exceed the threshold control level as of March 31, 2001.

Over 80% of the Company’s total revenues are from the Health Plan Business Unit. Included in the results of the Health Plan are OakTree (serving Philadelphia and surrounding counties) and HealthMate (serving Harrisburg and surrounding counties).  OakTree has experienced a continuing decline in membership while HealthMate has seen steady growth in membership.  Future trends in membership are difficult to predict.  This business is subject to regulatory risks such as re-negotiation of rates on an annual basis, changing and expanding reporting requirements, net worth requirements, government agendas and the general health of the membership served.  Service utilization for contracted charges payable to providers of care, pharmacies, and other health care providers can significantly impact the profitability of the Health Plan.

The Health Plan has a receivable of $6,910,000 from a reinsurance policy for aggregate coverage of excessive medical costs that is currently in the course of collection.  The Health Plan fully expects to collect the receivable during 2001 once issues related to the reinsurance claim are fully resolved. To the extent that the reinsurer does not meet its obligations assumed under the reinsurance contract, the Health Plan remains primarily liable.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of revenues for the three months ended March 31, 2001, March 31, 2000 and the year ended December 31, 2000.

	Three Months Ended March 31		Twelve Months Ended December 31
	2001	2000	2000

Total revenues	100%	100%	100%

Operating expenses:
Medical costs, net	86%(1)	82%(1)	90%(1)
Cost of services, net	33(2)	27(2)	34(2)
Selling, marketing and administration, net	12(2)	7(2)	10(2)
Interest expense	1(2)	1(2)	1(2)
Total operating expenses	109(2)	100(2)	114(2)
Income (loss) before income taxes	(9)	*	(14)
Income tax expense (benefit)	*	*	*
Net income (loss)	(9)	*	(14)

(1)          Computed as a % of HMO premiums, net (gross premiums less ceded premiums).

(2)          Computed as a % of net revenues.

*                  Less than 1% on a rounded basis

Revenues:  Total revenues prior to the reduction for ceded premiums increased $4,063,000 (7.2%) for the quarter ended March 31, 2001 compared to the same period in 2000 (from $56,741,000 to $60,804,000). These increases are primarily attributable to the acquisition of HealthMate on February 1, 2000 and increases in rates under terms of the contracts with the DPW offset by a net decrease in members served under the DPW contract and lower 4YourCare and QualityFIRST revenues resulting from the loss of several clients.

Following is a breakout of revenues:

	Three Months Ended March 31,		Period to Period Increase (Decrease)
	2001	2000

Premiums – gross	$49,445,000	$44,790,000	$4,665,000	10.4%
Ceding allowance	392,000	—	392,000	—
Management service fees	9,734,000	10,490,000	(756,000)	(7.2)
QualityFIRST revenues	1,034,000	1,174,000	(140,000)	(11.9)
Investment income	199,000	287,000	(88,000)	(30.7)
Total revenues	60,804,000	56,741,000	4,063,000	7.2
Less ceded premiums	(16,317,000)	—	16,317,000	—
Net revenues	$44,487,000	$56,741,000	$12,254,000	(21.6)%

Premiums – gross are from insurance premiums related to the HMO operations of the Health Plan business unit.  The premiums-gross increased 10.4% or $4.7 million, for the three months ended March 31, 2001 compared to the same period in 2000 (increasing from $44.8 million to $49.5 million).  This increase is the net result of a $2.7 million  increase for having three months of premiums for HealthMate in 2001 compared to two months of revenue in 2000 (the year of acquisition), approximately $3.0 million from  the 6-7% rate increase from the Department of Public Welfare of the Commonwealth of Pennsylvania (DPW) under the Oaktree contract effective January 1, 2001, approximately $.6 million increase for from  the 7% rate increase from the DPW under the HealthMATE contract, approximately $.6 million increase for increased HealthMATE membership less approximately $2.2 million due to the decrease in Oaktree membership.

In order to manage its insurance risk and generate statutory surplus, the HMO entered into a quota share reinsurance agreement to cede off 33% of the Health Plan premiums, medical costs, costs of services and selling, marketing and administration expenses effective July 1, 2000.   This agreement impacted the reported results of the Health Plan for the quarter ended March 31, 2001.  Under terms of the quota share agreement, the Health Plan received an advance ceding allowance of $4,000,000.  The ceding allowance is realized in relation to profits ceded to the reinsurer.

The 4YourCare revenues decreased 7.2% or $.8 million, for the three months ended March 31, 2001 compared to the same period in 2000 (decreasing from $10.5 million to $9.7 million) which was the result of the loss of  several  self-insured clients offset by the addition of  a significant number of covered lives through its contract with HCA, a client of many years, in January 2001.  HCA represented  30.3% and 21.9% of 4YourCare revenues in the three months ended March 31, 2001 and 2000, respectively.

Revenues from QualityFIRST®  decreased 11.9% or $.1 million for the three months ended March 31, 2001 compared to the same period in 2000 (decreasing from $1.2 million to $1.1 million).  The decreases were the result of a decrease in the number of clients utilizing the guidelines.

Investment income decreased 30.7% or $.1 million for the three months ended March 31, 2001 compared to the same period in 2000 (decreasing from $.3 million to $.2).  This decrease is directly related to the sale of investments by the Health Plan, the proceeds of which were used to pay claims.

Medical Costs, Net:  Medical costs, net of amounts ceded, for the Health Plan decreased 22% or $8.2 million for the three months ended March 31, 2001 compared to the same period in 2000 (decreasing from $36.8 million to $28.6 million).  Excluding the impact of the quota share reinsurance agreement, medical costs increased 22% or $8.2 million  for the three months ended March 31, 2001 compared to the same period in 2000 (increasing from $36.8 million to $44.8 million).  The increase in gross medical costs resulted from HealthMATE claims for the full quarter ended March 31, 2001 compared to two months of claims in 2000, an estimated 12% increase in pharmacy costs and other increases in medical costs.

As a percentage of net Health Plan premiums, net medical costs was 86.2% for the three months ended March 31, 2001 compared to 82.1% for the same period in 2000. The increase in the loss ratio highlights the Health Plan’s continued need to control medical costs though improved provider and pharmacy contracting, network management and utilization management.

Cost of Services, Net:  Cost of services, net of amounts ceded, decreased 6.1% or $.9 million for the three months ended March 31, 2001 compared to the same period in 2000 (decreasing from $15.4 million to $14.5 million). Excluding the impact of the quota share reinsurance agreement, cost of services increased 1.4% or $.2 million  for the three months ended March 31, 2001 compared to the same period in 2000 (increasing from $15.4 million to $15.6 million).  As a percentage of net revenues, cost of service was 32.6% and 27.2% for the three months ended March 31, 2001 and 2000.

Selling, Marketing and Administration, Net:  Selling, marketing and administration, net of amounts ceded, increased 29.0% or $1.2 million for the three months ended March 31, 2001 compared to the same period in 2000 (increasing from $4.0 million to $5.1 million.  Excluding the impact of the quota share reinsurance agreement, selling, marketing and administration increased 43.7% or $1.7 million  for the three months ended March 31, 2001 compared to the same period in 2000 (increasing from $4.0 million to $5.7 million).  The 2001 increase is primarily due to the accrual of severance costs of $1,500,000 and increased audit fees. This expense as a percentage of net revenues was 11.6% for the three months ended March 31,2001 and 7.0% for the same period in 2000.

Interest Expense:  Interest expense decreased 16.0% or $53,000 for the three months ended March 31, 2001 compared to the same period in 2000 (decreasing from $332,000 to $279,000) and was .6% of net revenue for both periods.

Income Taxes:  Income taxes was an expense of $20,000 for the quarter ended March 31, 2001 compared to an expense of $100,000 for the same period in 2000.  The decrease is due to fluctuations in levels of income or loss before income taxes.   In 2001, the effective tax benefit is less than the statutory rate because the Company is not able to recognize deferred tax assets in excess of deferred tax liabilities in that the utilization of such assets is not reasonably assured.

Liquidity and Capital Resources

For the quarter ended March 31, 2001, the Company continued to be challenged by the reality that cash provided by  operations is not sufficient to finance the Company’s obligations.  As was explained in the  Overview section above, the magnitude of the net loss for the year ended December 31, 2000, had reduced the Company’s net worth from $33.1 million at December 31, 1999 to $6.1 million at December 31, 2000.  During the quarter ended March 31, 2001, the net worth declined to $2.1 million..

The cash flow provided by operations was $2.9 million for the three months ended March 31, 2001, compared to cash flow used in operations of $2.1 million for the same period in 2000.  Cash flow from operations  exceeded net loss for the quarter ended March 31, 2001 primarily due to non-cash charges such as depreciation ($806,000) amortization ($2,573,000), decrease in accounts receivable ($1,680,000), increase in accounts payable $1,638,000) and increase in accrued expenses ($1,396,000) offset by the reduction in the medical service payable ($1,396,000).

Cash was used to invest in software and program enhancements ($1.1 million for the three months ended March 31, 2001 compared to $1.4 million for the same period in 2000).  The Company also used cash to acquire property and equipment ($.8 million for the three months ended March 31, 2001 compared to $.2 million for the same period in 2000). The Company expects to continue to invest in software and program enhancements in 2001 on the core business units and will need to fund some of the prior year software and program enhancements.

The Company used cash of $1.0 million for the three months ended March 31, 2001, compared to $1.2 million for the same period in 2000, to repay principal on notes payable and capital leases.  The Company’s term loan has a principal balance of $5.9 million as of March 31, 2001. The term loan is secured by liens on the assets of the Company and is payable in monthly installments of $225,000 (including interest) through October 31, 2001 when all other outstanding principal is due (or such later date to which the bank may agree).

The Company had a working capital deficit of $29.5 million at March 31, 2001 compared to a deficit of $28.1 million at December 31, 2000.  The major factors for the increased deficit relate to $.9 million increase in accounts payable, $1.5 million increase to accrued expenses, $1.7 decrease to accounts receivable offset by a decrease of $1.2 million to medical services payable, $.4 million decrease to unearned revenue, a $.8 million decrease to current maturities of notes payable and a $.1 million decrease to cash and cash equivalents.

Through April 27, 2001, payroll and other operating expense reductions expected to yield approximately $10.1 million on an annualized basis have been identified and implemented.

The loss for the quarter ended March 31, 2001 resulted in the Company not meeting certain bank covenants under the bank loan agreement.  Subsequent to March 31, 2001, the Company and the bank have amended the loan agreement to waive the defaults that existed at March 31, 2001 and to amend the covenants going forward.

As a result of its financial position, the Pennsylvania Department of Insurance has required the Company to submit a risk based capital plan to the Department of Insurance.  On April 19, 2001, the plan was submitted.  On April 30, 2001, the plan was notified that the Department would require a resubmission of the plan.  The plan has been prepared and resubmitted; however there can be no assurance that the health plan will be successful in obtaining approval of the revised RBC plan.  Failure to achieve approval may jeopardize the contracts for covered members with the Pennsylvania Department of Public Welfare.  The RBC plan depends upon the Company’s obtaining a minimum of $6.1 million in cash.  The Company has entered into letters of intent and is presently negotiating the appropriate agreements for this financing.  If the financing is not obtained either through the presently contemplated arrangements or otherwise, it is probable that the Pennsylvania Department of Insurance will assume control of the health plan.

In the year 2000, the NAIC and the Commonwealth of Pennsylvania adopted revised statutory accounting principles to further clarify and standardize admitted and non-admitted assets for statutory purposes.  Referred to as Codification, the revised statutory accounting standards are effective January 1, 2001.  Based upon a permitted practice letter received from the Department on May 14, 2001, the Health Plan surplus will exceed the threshold control level as of March 31, 2001.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

In the course of business, the Company is exposed to market risk from changes in interest rates.  The Company does not enter into any derivative transactions.  The Company’s term loan obligation is subject to interest rate risk.  A 100 basis point increase in interest rates related to the Company’s term loan payable would result in an annual increase in the Company’s then current interest expense of approximately $63,000.

Forward  Looking Statements

The statements contained in this Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”).  When used in this Report on Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in its press releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of one of its executive officers, the words or phrases “believes,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions are intended to identify such forward-looking statements.  Any of these forward-looking statements involve risks and uncertainties that may cause its actual results to differ materially from the results discussed in the forward-looking statements.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

The Plan received in 2000 a demand letter (which also named the Company and Pennsylvania HRM (PAHRM)) from a current provider seeking payments totaling $8,400,000 under certain provisions of its provider contract.  On January 26, 2001, the provider placed this matter in binding arbitration before the American Arbitration Association in Philadelphia, Pennsylvania.  The Plan believes that amounts due to this provider are significantly less than the $8,400,000 demanded and any amounts owed are included within its medical services payable.  The Plan intends to contest this case vigorously while seeking an out-of-court settlement.  The Company and PAHRM are contesting being named in the arbitration.

In the quarter ended March 31, 2001, the Plan received a demand letter from a current provider seeking payments totaling $4,400,000 under certain provisions of its provider contract.  Every effort is being made by both parties to resolve this matter without resorting to arbitration or litigation.  The Plan believes that amounts due to this provider is less than the $4,400,000 demanded and any amounts owed are included within its medical claims payable liability.

In the quarter ended March 31, 2001, the Plan received a demand letter from a current provider seeking payments totaling $600,000 for the difference between fully billed charges and the state Medicaid fee for service rates.  A similar dispute has been appealed by another Philadelphia HMO to the Pennsylvania Supreme Court.  Until a definitive ruling is issued which compels the Plan to pay full billed charges, the Plan will continue to pay at the Pennsylvania Medicaid fee for service rates.  If the provider’s position is upheld by the Pennsylvania Supreme Court, the Plan, as well as other Pennsylvania Medicaid HMO’s, may be unable to operate profitability in the Pennsylvania Medicaid marketplace without a significant increase in premiums.  Premiums are subject to renewal annually with the Department of Public Welfare.

Subsequent to the quarter ended March 31, 2001, the Company has received several demand letters from former employees, including some management, affected by the rationalization of the Company.  The demand letters seek immediate compensation under various agreements such as employment, severance or commission.  The Company is currently in the process of assessing each demand letter.  The Company expects to receive additional demand letters as the rationalization efforts continue.

Item 2.  Changes in Securities and Use Of Proceeds

Since March 31, 2001, the Company has entered into a letter of intent pursuant to which it anticipates receiving additional equity and other financing.  On May 15, 2001, $6.1 million of this amount was funded and advanced by the Company to its HMO subsidiary.  In connection with this financing, the Company issued warrants exercisable at a price of $_____ per share for up to ____ shares of its common stock and a convertible debenture exchangeable, in certain circumstances, for preferred stock of the Company convertible into common stock.  The warrants (and, if issued, the preferred stock will not become exercisable for or convertible into common stock prior to March 23, 2002 and except in compliance with the applicable rules under the Minnesota Business Corporation Act and the applicable rules and regulations of the National Association of Securities Dealers. The financing is being provided by affiliates of the Company’s largest shareholder.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Health Risk Management, Inc.

Dated: May 15, 2001	By:	/s/ Corbett A. Price
Corbett A. Price
Chairman of the Board

Dated: May 15, 2001	By:	/s/ Leland G. LeBlanc
Leland G. LeBlanc
Chief Financial Officer and Member of the Executive Committee (principal financial officer and principal accounting officer)

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBIT INDEX

to

FORM 10-Q
For Quarter Ended March 31, 2001

HEALTH RISK MANAGEMENT, INC.

(SEC File No. 0-18902)

Exhibit
Number	Exhibit Description

None.