Form 10-Q/A
period 2001-03-31
HEALTH RISK MANAGEMENT INC /MN/
filed 2001-06-14
CIK 869486

                               FORM 10-Q/A (NO. 1)

THIS REPORT IS BEING FILED BECAUSE THE REGISTRANT'S FORMER INDEPENDENT AUDITORS, ERNST & YOUNG LLP, HAVE ADVISED THE COMPANY THAT THEIR SAS 71 WAS INCOMPLETE AT THE TIME OF THE FILING OF THE FORM 10-Q. E&Y SUBSEQUENTLY RESIGNED AS THE COMPANY'S INDEPENDENT AUDITORS AND ADVISED THE COMPANY THAT THEIR AUDIT OPINION FOR 2000 CONTAINED IN THE COMPANY'S FORM 10-K MAY NOT BE RELIED UPON. THE COMPANY DOES NOT AGREE THAT THE SAS 71 REVIEW WAS INCOMPLETE IN ANY MATERIAL RESPECT AT THE TIME OF FILING OF THE ORIGINAL FORM 10-Q.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-18902
                                                -------

                          Health Risk Management, Inc.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Minnesota                                   41-1407404
     -------------------------------                -----------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                 Identification Number)

           10900 Hampshire Avenue South, Minneapolis, Minnesota 55438
           ----------------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                 (952) 829-3500
                                 --------------
              (Registrant's telephone number, including area code)

                                     ------
           ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes      X                         No
                               -----------                       ---------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of Common Stock par value $.01 per share, outstanding on May 12, 2001 was

4,915,950 (including 15,000 unregistered shares issued to Hamilton Health Center for the purchase of Pennsylvania HealthMATE, Inc, and 234,000 unregistered shares issued to HRM Health Plans (PA), Inc., a wholly-owned subsidiary).

When filing Form 10-Q for the quarter ended March 31, 2001, the Company did not include the Market Risk Factors (Risk Factors) under Part I./Item 3. As described in Part II./Item 5./Other Information, the Company's auditors have withdrawn its audit opinion relating to the Company's financial statements for fiscal year ended December 31, 2000, as filed on the Company's Form 10-K for fiscal year 2000, and have informed the Company that it was unable to complete its review of the Company's interim financial statements and medical services payable liability at the time of the filing of the Form 10-Q. It is possible that continuing review will indicate the need for an adjustment to the medical services payable liability. As described in Part II./Item 5. the Company's independent auditors have resigned and the Company has engaged a new independent actuary and is in the process of engaging new independent auditors. Finally, the "Subsequent Events" section of the Notes to the Financial Statements has been updated.

                          HEALTH RISK MANAGEMENT, INC.

                                      INDEX


Part I.    Financial Information                                                       Page Number
                                                                                       -----------
           ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

           Consolidated Balance Sheets -- at March 31, 2001 and
                December 31, 2000................................................................3

           Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000....................................................4

           Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000....................................................5

           Notes to Consolidated Financial Statements.........................................6-12

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................13-17

           ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............17-21

Part II.   Other Information

           ITEM 1.  LEGAL PROCEEDINGS...........................................................21

           ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS................................21-22

           ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................................22

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................22

           ITEM 5.  OTHER INFORMATION...........................................................22

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................................22



Signatures......................................................................................23

Exhibit Index...................................................................................24

PART I. ITEM 1. FINANCIAL INFORMATION

                          HEALTH RISK MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                     ASSETS

                                                                                      March 31,          December 31,
                                                                                        2001                2000
                                                                                     (Unaudited)          (Note 1)
                                                                                   ----------------    ----------------
Current assets:
   Cash and cash equivalents                                                           $    9,140          $    9,247
   Accounts receivable-net of allowance for doubtful accounts of $2,200
     and $2,180 at March 31, 2001 and December 31, 2000, respectively                      17,524              19,204
   Other                                                                                      986                 596
                                                                                   ----------------    ----------------
     Total current assets                                                                  27,650              29,047

Fixed maturity investments at fair value                                                      101                  --
Computer software costs, less accumulated amortization of $17,938 and $16,575 at
   March 31, 2001 and December 31, 2000, respectively                                      17,610              18,685
Property and equipment, less accumulated depreciation of $20,515 and $19,748 at
   March 31, 2001 and December 31, 2000, respectively                                      10,393              11,139
Goodwill, less accumulated amortization of $779 and $755 at
    March 31, 2001 and December 31, 2000, respectively                                      3,607               3,703
Other assets                                                                                  841               1,876
                                                                                   ----------------    ----------------
                                                                                       $   60,202          $   64,450
                                                                                   ================    ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                    $    8,615          $    7,675
   Medical services payable                                                                29,893              31,065
   Accrued expenses                                                                         5,590               4,194
   Unearned revenues                                                                        4,142               4,574
   Current maturities of notes payable                                                      8,201               9,001
   Current portion of capitalized equipment leases                                            670                 670
                                                                                   ----------------    ----------------
     Total current liabilities                                                             57,111              57,179

Long-term portion of notes payable                                                             --                  --
Long-term portion of capitalized equipment leases                                           1,010               1,208
Commitments and contingencies
Shareholders' equity:
   Undesignated shares, $.01 par value, 9,700,000 authorized, none issued
   Series A preferred shares, $.01 par value, 300,000 authorized, none issued
   Common shares, $.01 par value, 20,000,000 authorized, 4,681,950 and
     issued and outstanding at March 31, 2001 and December 31, 2000                            47                  47
   Additional paid-in capital                                                              32,448              32,448
   Retained deficit                                                                       (30,414)            (26,432)
                                                                                   ----------------    ----------------
     Total shareholders' equity                                                             2,081               6,063
                                                                                   ----------------    ----------------
                                                                                       $   60,202          $   64,450
                                                                                   ================    ================

See accompanying notes.

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                       ------------------------------
                                                                           2001             2000
                                                                       -------------    -------------
   Revenues:
     Premiums-gross                                                    $    49,445      $    44,790
     Ceding allowance                                                          392            --
     4YourCare service fees                                                  9,734           10,490
     QualityFIRST revenues                                                   1,034            1,174
     Investment income                                                         199              287
                                                                       -------------    -------------
        Total revenues                                                      60,804           56,741
     Less ceded premiums                                                   (16,317)           --
                                                                       -------------    -------------
        Net revenues                                                         44,487          56,741

   Operating expenses:
      Medical costs, net                                                    28,541           36,783
      Cost of services, net                                                 14,489           15,437
      Selling, marketing and administration, net                             5,140            3,985
      Interest expense                                                         279              332
                                                                       -------------    -------------
        Total operating expenses                                            48,449           56,537
                                                                       -------------    -------------

   Income (loss) before income taxes                                        (3,962)             204
   Income tax expense                                                           20              100
                                                                       -------------    -------------

   Net income (loss)                                                   $    (3,982)     $       104
                                                                       =============    =============

   Net income (loss) per share:
   Basic                                                               $      (.85)     $       .02
                                                                       =============    =============
   Diluted                                                             $      (.85)     $       .02
                                                                       =============    =============

   Weighted average number of shares outstanding:
     Basic                                                                   4,682            4,653
                                                                       =============    =============
     Diluted                                                                 4,682            4,654
                                                                       =============    =============


     See accompanying notes.

                          HEALTH RISK MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                              Three Months Ended
                                                                                  March 31,
                                                                           2001              2000
                                                                       -------------     -------------
Cash flows from operating activities:
   Net income (loss)                                                   $    (3,982)      $       104
   Adjustments to reconcile net income (loss) to net cash
     Provided by (used in) operating activities:
       Gain (loss) on disposal of equipment                                     (3)               14
       Depreciation                                                            806               834
       Amortization                                                          2,573             2,157
       Provision for deferred income taxes                                      --                95
       Changes in operating assets and liabilities:
         Accounts receivable                                                 1,680              (690)
         Other assets                                                          367              (170)
         Accounts payable                                                    1,638             2,442
         Medical services payable                                           (1,172)           (6,302)
         Due to reinsurer                                                       --              (138)
         Accrued expenses                                                    1,396               699
         Unearned revenues                                                    (432)           (1,167)
                                                                       -------------     -------------
Net cash provided by (used in) operating activities                          2,871            (2,122)

Cash flows from investing activities:
   Acquisition of net liabilities, net of cash acquired                         --             1,593
   Computer software costs capitalized                                      (1,124)           (1,423)
   Proceeds on equipment sales                                                   9                --
   Property and equipment purchased                                           (764)             (231)
   Purchase of investments                                                    (101)               --
                                                                       -------------     -------------
Net cash used in investing activities                                       (1,980)              (61)

Cash flows from financing activities:
   Principal payments on notes payable                                        (800)           (1,125)
   Principal payments on capital leases                                       (198)              (88)
   Issuance of common shares                                                    --                 5
                                                                       -------------     -------------
Net cash used in financing activities                                         (998)           (1,208)
                                                                       -------------     -------------

Decrease in cash and cash equivalents                                         (107)           (3,391)
Cash and cash equivalents at beginning of period                             9,247            10,577
                                                                       -------------     -------------

Cash and cash equivalents at end of period                             $     9,140       $     7,186
                                                                       =============     =============

Supplemental disclosure:

   Equipment and computer software acquired under capital leases       $        --       $     1,258
                                                                       =============     =============

See accompanying notes.

                          HEALTH RISK MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       UNAUDITED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 will not be indicative of the results that may be expected for the year ended December 31, 2001 due in part to the Company rationalization activities that were initiated in April 2001.

         The consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company's independent auditors have withdrawn their audit opinion with respect to the December 31, 2000 financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' report on Form 10-K for the year ended December 31, 2000.

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

3.       GOING CONCERN

         The following figures are based on the initial calculation of management and the initial actuarial figures provided by the Company's former independent actuaries, Ernst & Young LLP ("E&Y"). During the year ended December 31, 2000 and the three months ended March 31, 2001, the Company had a net loss of $27.6 million and $4.0 million, respectively. As of March 31, 2001, the Company has a working capital deficit of $29.5 million and total Shareholders' equity of $2.1 million. The Company's insurance subsidiary (the Plan) reported to the Commonwealth of Pennsylvania Insurance Department (the Department) a statutory net worth of $.6 million as of December 31, 2000. As of January 1, 2001, the Plan adopted revised statutory accounting principles regarding admitted and non-admitted assets. These new standards, referred to as Codification, resulted in an estimated statutory net worth deficit of approximately $12.5 million. These levels of net worth are below certain minimum statutory - based capital requirements. Unless resolved, the insurance regulators have the statutory authority to place the Plan into receivership.

         On June 7, 2001, the Company received a preliminary report from Milliman USA, its new independent actuaries, regarding the medical services payable liability as of December 31, 2000. The Company and Milliman have discussed the report, which is not final, and therefore may not be relied upon without independent verification. However, the Company believes that the medical services payable liability as of December 31 recommended by Milliman is highly likely to be greater, and possibly substantially greater, than that recommended by the Company's former actuary, E&Y.

         Under its contracts with the Pennsylvania Department of Public Welfare (the "DPW"), the Plan is to provide Medicaid insurance coverage to covered members as defined in the HealthChoices Southeast Physical Health Agreement and the Voluntary Managed Care Organization Provider Agreement. These contracts require the Plan to meet certain minimum statutory-basis net worth requirements. Because these requirements were not met at December 31, 2000 or March 31, 2001 the DPW has the right to terminate its contracts with the Plan.

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. The March 31, 2001 financial statements do not include any adjustments that might result from the outcome of these uncertainties. Accounts such as goodwill and other intangibles would require adjustment if the Company could not continue as a going concern.

4.       SUBSEQUENT EVENTS

         Subsequent to March 31, 2001, the Company has undergone significant changes in management, has identified and implemented significant payroll and other operating expense reductions, obtained external financing was delisted by Nasdaq and submitted to the Commonwealth Pennsylvania Department of Insurance a capital plan for HRMPA (the Company's wholly owned Medicaid HMO).

         MANAGEMENT CHANGES

         The management changes announced by the Company were the retirement of each of the CEO and President in March 2001. Severance, insurance and other costs under terms of the employment agreements with the former CEO, President and a senior executive officer of approximately $1,539,000 have been accrued as of March 31, 2001 and have been included in selling, marketing and administration expense during the first quarter of 2001. The Company is disputing the payment obligations under terms of the Employment Agreement. However, on June 11, 2001, the Company was ordered to place these funds in escrow pending the outcome of litigation of the executives' claims against the Company. The Company is exploring its legal options regarding the June 11 order. The final amounts paid to these former executives may be more or less than the March 31, 2001 accrual.

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

         On June 11, 2001, the Company engaged Kurron Shares of America, Incorporated ("KSA"), a New York based restructuring company, to assist in managing and improving the Company's financial functions, lead a process that is focused on cost reduction and improvement of the Company's operating performance, and assist the Company in developing a restructuring plan. The Company intends to explore all of its alternatives, including financings, recapitalizations and asset sales. As part of that engagement, Corbett A. Price was appointed as the Company's Chief Restructuring Officer and Steven L. Volla will be providing consulting services. Messrs. Price and Volla are affiliated with KSA.

         FINANCING

         On May 15, 2001, the Company, Loop Corp. and affiliates of Loop Corp. signed a Master Agreement, pursuant to which Loop Corp. agreed to fund $6.1 million (less expenses) to the Company, to be advanced by the Company to its HMO subsidiary. In this phase of the financing, the Company issued warrants for up to 1,000,000 shares of its common stock, exercisable at a price of $7.50 per share, and a debenture that is exchangeable, in certain circumstances, for preferred stock of the Company. The Company received a wire transfer in the amount of $3.0 million and a check in the amount of $3.0 million on May 15.

         Following the resignation of the Company's former auditors, E&Y, and the Company's disclosure to Loop Corp. of the proposed increases to the medical services payable liability, Loop Corp. advised the Company that it would not make funds available for payment on the check. Loop Corp. and the Company are continuing discussions regarding this matter; and Loop Corp. has indicated to the Company that it believes that it may have claims for rescission as a result of the increase in the medical services payable liability. The Company and Loop Corp. are in negotiations regarding this matter. Because of the Company's dispute with Loop Corp., the Company cannot be assured that it will successfully retain the proceeds of the $6.1 million financing.

         Andrew Jahelka, a member of the Board of Directors of the Company, is president of Loop Corp. and Leon A. Greenblatt III, the indirect holder of a substantial equity stake in the Company, has a controlling interest in and is secretary of Loop Corp. Mr. Jahelka and Mr. Greenblatt are also significant equity holders of Persus, LLC. Because of these affiliations, the HRM warrants and the convertible debenture will not be exercisable until the issuance of the warrants are approved by HRM's shareholders.

         NASDAQ

         On April 18, 2001, the Company was advised by Nasdaq that it was not in compliance with the marketplace rules because it had failed to timely file its annual report on Form 10-K. The Company appealed the decision and attended a hearing before a listings qualifications panel on May 10, 2001 and filed its annual report on Form 10-K on May 11, 2001. On May 16, 2001, the Company received a notification from Nasdaq that the Listing Qualifications Panel would consider the existence of the "going concern" opinion, which the Company received from its independent auditors for fiscal year 2000, in the Panel's decision. The Company made a written submission to Nasdaq regarding the going concern opinion on May 23, 2001. Finally, the Company was informed by Nasdaq, by a telephone call on May 21, 2001, that Nasdaq considered the Company's 10-Q for the first quarter of 2001 to be delinquent because the Company's independent auditors had not yet completed their review of the Company's financial statements. On May 22, 2001, the Company received notification from Nasdaq that it was halting trading in the Company's securities pending receipt and review of more detailed information regarding the delinquency of the Company's Form 10-K. The Company has responded by letter to the Nasdaq's concerns. On Thursday, June 7, 2001, Nasdaq informed the Company that the Listing Qualifications Panel had ruled to delist the Company effective as of June 8, 2001. The Company is considering its options concerning this ruling.

         PENNSYLVANIA INSURANCE

         Under Pennsylvania Insurance statutes and its contracts with the DPW, the Plan must meet certain minimum statutory-basis capital requirements. Because these requirements were not met at December 31, 2000 and at March 31, 2001, the Department has the right to place the Plan into receivership and the Department of Public Welfare has the right to terminate its contracts with the Plan. In response to the lack of adequate capital, the Company's management presented a risk based capital plan to the Department on April 19, 2001, which the Department rejected on April 30, 2001. Management submitted a revised risk based capital plan to the Department on May 7, 2001. Management is in continuing discussions with the Department as a result of the increases proposed to be made in the medical services payable liability by E&Y.

         CHANGE IN AUDITORS

         On Friday, May 18, 2001, the Company was advised that Ernst & Young LLP ("E&Y") had resigned as the Company's independent auditors.

         RESIGNATION OF DIRECTORS

         On June 1, 2001, Steven L. Volla resigned from the Company's Board of Directors; effective June 7, 2001, Robert Montgomery resigned from the Board; and on June 7, 2001, Corbett A. Price resigned from the Board, effective June 8. None of the resigning directors informed the Company, in writing or otherwise, that he was resigning because of a disagreement with the Company on any matter relating to the Company's operations, policies or practices.

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

         Accounts receivable at March 31, 2001 and December 31, 2000 includes $2,424,000 and $5,519,000, respectively, reflecting management's estimate of duplicate payments and overpayments to providers. Management believes that offset of identified recoveries against current payments to providers will not adversely affect relationships with those providers and that its estimate of identified recoveries is fully realizable. However, to the extent that the amounts recorded as an account receivable are not realized, the medical services cost will increase and will be reflected in current operations as changes in estimates occur.

         As of May 18, 2001 E&Y recommended that the Company increase the reserve for medical services payable at December 31, 2000 by $2.8 million, and at March 31, 2001 by $2.2 million. The Company has not accepted E&Y's latest determinations with respect to medical services payable. As discussed above, after E&Y's resignation as the Company's auditors, the Company retained Milliman USA as its independent actuaries. On June 7, 2001, the Company received a preliminary report from Milliman USA regarding the Medical Services Payable as of December 31, 2000. The Company and Milliman have discussed the report, which is not final, and therefore may not be relied upon without independent verification. However, the Company believes that the Medical Services payable liability as of December 31 recommended by Milliman is highly likely to be greater, and possibly substantially greater, than that recommended by the Company's former actuary, E&Y.

6.       COMPUTER SOFTWARE COSTS

                                                                        March 31,        December 31,
                                                                           2001             2000
                                                                     ---------------   ---------------
                                                                               (in thousands)
         Computer software costs consist of the following:

              Care Management Software
                  Cost                                                  $    5,370       $     5,591
                  Less accumulated amortization                              1,041               806
                                                                     ---------------   ---------------
                      Net book value                                         4,329             4,785
              Claim Administration Software
                  Cost                                                      10,194            10,170
                  Less accumulated amortization                              6,064             5,811
                                                                     ---------------   ---------------
                      Net book value                                         4,130             4,359
              QualityFIRST(R) Software
                  Cost                                                      19,984            19,499
                  Less accumulated amortization                             10,833             9,958
                                                                     ---------------   ---------------
                      Net book value                                         9,151             9,541
                                                                     ---------------   ---------------
              Computer software costs                                  $    17,610       $    18,685
                                                                     ===============   ===============

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

         In May, 2001, the current management team determined that it would not fund the development of a reporting project included within Care Management Software. The net book value of the software of $836,000 has been written off in the quarter ended March 31, 2001 and is included in "Amortization" in the consolidated statement of cash flows.

7.       NET INCOME (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, (in thousands, except per share data):

                                                              2001                2000
                                                         ---------------     ----------------
         Numerator:
         Net income (loss)                               $       (3,982)     $           104
                                                         ===============     ================

         Denominator:
            Weighted-average shares-basic                         4,682                4,653
            Effect of dilutive stock options                        --                     1
                                                         ---------------     ----------------
            Weighted-average shares-diluted                       4,682                4,654
                                                         ===============     ================

         Net income (loss) per share:
            Basic                                        $         (.85)     $           .02
                                                         ===============     ================
            Diluted                                      $         (.85)     $           .02
                                                         ===============     ================


         The effect of stock options were not included in the calculation of diluted earnings per share for the quarter ended March 31, 2001 because they were antidilutive. In addition, the 234,000 unregistered shares of stock issued to the Plan have been excluded from the shares outstanding for purposes of determining basic and diluted earnings per share.

         The Company has not accepted E&Y's May 18 determinations. However, if the May 18 recommendations of E&Y related to increases to the medical services payable are correct, the Company's net worth at December 31, 2000 and March 31, 2001 would be reduced from $6.1 million to $3.3 million and from $2.1 million to a deficit of $2.9 million, respectively. Net loss per share at these dates would be $6.52 and $1.32, respectively, rather than $5.92 and $.85. The impact of the recommendation on the net worth of the Company's Medicaid HMO would be a reduction to net worth of $1.9 million and $3.3 million as of December 31, 2000 and March 31, 2001, respectively. The impact on the HMO is less than on the Company due to the 33% quota share reinsurance agreement the HMO has in place.

8.       COMPREHENSIVE INCOME

         The comprehensive income for the Company for the three months ended March 31, 2000 was as follows (in thousands):

         Net income                                                                     $      104
         Change in net unrealized loss on fixed maturity investments                           (10)
                                                                                        -------------
         Comprehensive income                                                           $       94
                                                                                        =============

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

         Effective July 1, 2000, the Plan entered into a 33% quota share reinsurance agreement under which the reinsurer has assumed 33% of the Medicaid medical cost risk and certain non-medical expenses in exchange for 33% of the related Medicaid premium. Under this agreement, on July 6, 2000, the Plan received a $4,000,000 ceding allowance from the reinsurer. The ceding allowance will be realized in relation to profits ceded to the reinsurer. The Plan realized $392,000 of the ceding allowance in the three months ended March 31, 2001, as a component of net revenues. Amounts ceded under the contract for premiums, medical costs, cost of services, and selling, marketing and administration expenses for the quarter ended March 31, 2001, were $16,317,000, $14,035,000, $1,170,000 and $585,000, respectively.

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

         The reinsurer has asked the Company to place in escrow cash and investments equal to approximately one-third of the medical services payable liability. The Company is continuing negotiations with the reinsurer.


11.      NOTES PAYABLE

         The term loan is subject to debt covenants that are to be met on a quarterly basis. The Company did not meet certain bank covenants under the term loan agreement during the quarter ended March 31, 2001. Subsequent to March 31, 2001, the Company received a waiver for the covenant violations for the quarter ended March 31, 2001 and amended certain of the covenants.


12.      COMMITMENTS AND CONTINGENCIES

         As a risk contractor for Medicaid programs, the Plan is subject to regulations covering operating procedures. The laws and regulations governing risk contractors are complex and subject to interpretation. The Commonwealth of Pennsylvania and various regulatory bodies within the Commonwealth, monitor the Plan's operations to ensure compliance with the applicable laws and regulations. There can be no assurance that administrative or systems issues or the Plan's current or future provider arrangements will not result in adverse action by regulatory authorities.

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

         In the quarter ended March 31, 2001, the Plan received a demand letter from a current provider seeking payments totaling $600,000 for the difference between full billed charges and the state Medicaid fee for service rates. A similar dispute has been appealed by another Philadelphia HMO to the Pennsylvania Supreme Court. Until a definitive ruling is issued which compels the Plan to pay full billed charges, the Plan will continue to pay at the Pennsylvania Medicaid fee for service rates. If the provider's position is upheld by the Pennsylvania Supreme Court, the Plan and all other Medicaid plans in the state of Pennsylvania may be unable to operate profitably in the Pennsylvania Medicaid marketplace without a significant increase in premiums. Premiums are subject to renewal annually with the Department of Public Welfare. The Company has been sued on this claim and intends to contest the matter.

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

         As discussed above, the Company has received notification from Loop Corp. that Loop Corp. may pursue litigation against the Company to rescind Loop Corp.'s investment of $6.1 million in the Company and possibly pursue other claims.

13.      RECLASSIFICATION

         Certain items in the financial statements for the three months ended March 31, 2000 have been reclassified to conform to the 2001 presentations.

14.      SEGMENT REPORTING

         Reportable segment information is as follows (in thousands):


                                                                                     Health
  THREE MONTHS ENDED MARCH 31, 2001:      4YourCare          QUALITYFIRST             Plan
                                        Services Unit            Unit                 Unit              Total
                                       ----------------    -----------------     ---------------    --------------
Revenues from external clients             $  9,734               $1,034             $33,520           $44,288
Intersegment revenues(1)                      6,356                  317                  --             6,673



Investment income(2)                             32                   --                 167               199
Interest expense(3)                             226                   53                  --               279
Depreciation expense                            724                   30                  52               806
Amortization expense                          1,634                  880                  59             2,573
Segment pretax profit(4)                     (3,556)                (550)                144            (3,962)
Segment assets(4)                            26,220               10,092              23,890            60,202
Purchases of property and equipment
and computer software
                                                706                  485                  --             1,191

                                                                                     Health
  THREE MONTHS ENDED MARCH 31, 2000:       4YourCare         QUALITYFIRST             Plan
                                         Services Unit           Unit                 Unit              Total
                                       ----------------    -----------------     ---------------    --------------
Revenues from external clients              $10,490               $1,174             $44,790           $56,454
Intersegment revenues(1)                      6,154                  285                  --             6,439
Investment income(2)                             41                   --                 246               287
Interest expense(3)                             225                   54                  53               332
Depreciation expense                            748                   33                  53               834
Amortization expense                          1,259                  842                  56             2,157
Segment pretax profit(4)                     (1,051)                (391)              1,646               204
Segment assets(4)                            42,205               10,656              31,781            84,642
Purchases of property and equipment
and computer software
                                              3,310                  815                 227             4,352

(1) Intersegment 4YourCare Services unit revenues represent the amounts charged to the Health Plan unit under terms of an administrative services agreement. The revenue is eliminated in consolidation.

     Intersegment QUALITYFIRST unit revenues represents amounts charged by the QUALITYFIRST unit to the 4YourCare Services unit ($97,000 and $73,000 for the three months ended March 31, 2001 and 2000, respectively) and the Health Plan unit ($220,000 and $212,000 for the three months ended March 31, 2001 and 2000, respectively) for use of the QUALITYFIRST(R) software. The revenue is based upon covered members or employees and is eliminated in consolidation.

(2) Investment income earned on Health Plan cash and cash equivalents is recorded in the Health Plan unit. All other investment income is recorded in the 4YourCare Services unit.

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

For the quarter ended March 31, 2001, the Company had a net loss of $4.0 million. This loss had reduced the Company's net worth from $6.1 million at December 31, 2000 to $2.1 million at March 31, 2001. The working capital deficit was $29.5 million at March 31, 2001 compared to $28.1 million at December 31, 2000. The continuation of net losses from the prior year has led directly to the Company engaging in rationalization efforts at the end of the first quarter and continuing on into the second quarter of 2001. The prior CEO and President retired and have been replaced by a management team experienced in restructuring health care companies. To date, payroll and other operating expense reductions which are expected to yield approximately $10.1 million on an annualized basis have been identified and implemented.

The Company's Health Plan is required to submit statutory financial statements with the Pennsylvania Department of Insurance and to maintain a statutory surplus level sufficient to meet or exceed risk-based capital calculations. The Health Plan filed its 2000 Annual Statement with the Department of Insurance, indicating the net worth was below a threshold control level as of December 31, 2000. As a result, the Department of Insurance required a Risk-Based Capital
(RBC) Plan be submitted to the Department of Insurance within 90 days. On April 19, 2001, that Plan was submitted. On April 30, 2001, the Health Plan received notice that the Department required a re-submission of the RBC Plan by May 7, 2001. The Health Plan has prepared and submitted the revised RBC Plan to address the Department's issues. The Revised RBC Plan is under review by the Department. The Health Plan anticipates working with the Department to stabilize and strengthen its financial condition.

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


                                                    Three Months             Twelve Months
                                                        Ended                    Ended
                                                       March 31                December 31
                                                       -------                -----------
                                                   2001           2000            2000
                                                 ---------     ---------       ---------
  Total revenues                                   100%          100%            100%
                                                 =========     =========       =========

  Operating expenses:
    Medical costs, net                             86%(1)        82%(1)          90%(1)
    Cost of services, net                           33(2)         27(2)           34(2)
    Selling, marketing and administration,          12(2)          7(2)           10(2)
    net
    Interest expense                                 1(2)          1(2)            1(2)
                                                 ---------     ---------       ---------
           Total operating expenses                109(2)        100(2)          114(2)
                                                 ---------     ---------       ---------
  Income (loss) before income taxes                 (9)            *             (14)
  Income tax expense (benefit)                       *             *                *
                                                 ---------     ---------       ---------
  Net income (loss)                                 (9)            *             (14)
                                                 =========     =========       =========

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

Following is a breakout of revenues:

                                               Three Months Ended                          Period to Period
                                                    March 31,                             Increase (Decrease)
                                        ---------------------------------          ------------------------------
                                             2001                 2000
                                             ----                 ----

     Premiums - gross                      $49,445,000         $44,790,000           $4,665,000           10.4%
     Ceding allowance                          392,000                  --              392,000            --
     Management service fees                 9,734,000          10,490,000            (756,000)           (7.2)
     QualityFIRST revenues                   1,034,000           1,174,000            (140,000)          (11.9)
     Investment income                         199,000             287,000             (88,000)          (30.7)
                                        --------------      --------------        -------------
            Total revenues                  60,804,000          56,741,000            4,063,000            7.2
     Less ceded premiums                   (16,317,000)                 --            16,317,000           --
                                        --------------      --------------        -------------
            Net revenues                   $44,487,000         $56,741,000          $12,254,000         (21.6)%
                                        ==============      ==============        =============

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

In order to manage its insurance risk and generate statutory surplus , the HMO entered into a quota share reinsurance agreement to cede off 33% of the Health Plan premiums, medical costs, costs of services and selling, marketing and administration expenses effective July 1, 2000. This agreement impacted the reported results of the Health Plan for the quarter ended March 31, 2001. Under terms of the quota share agreement, the Health Plan received an advance ceding allowance of $4,000,000. The ceding allowance is realized in relation to profits ceded to the reinsurer.

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

Revenues from QualityFIRST(R) decreased 11.9% or $.1 million for the three months ended March 31, 2001 compared to the same period in 2000 (decreasing from $1.2 million to $1.1 million). The decreases were the result of a decrease in the number of clients utilizing the QualityFIRST(R) software.

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

As a percentage of net Health Plan premiums, net medical costs was 86.2% for the three months ended March 31, 2001 compared to 82.1% for the same period in 2000. The increase in the loss ratio highlights the Health Plan's continued need to control medical costs though improved provider and pharmacy contracting, network management and utilization management.

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

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 2001, the Company continued to be challenged by the reality that cash provided by operations is not sufficient to finance the Company's obligations. As was explained in the Overview section above, the magnitude of the net loss for the year ended December 31, 2000, had reduced the Company's net worth from $33.1 million at December 31, 1999 to $6.1 million at December 31, 2000. During the quarter ended March 31, 2001, the net worth declined to $2.1 million..

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

The Company used cash of $1.0 million for the three months ended March 31, 2001, compared to $1.2 million for the same period in 2000, to repay principal on notes payable and capital leases. The Company's term loan has a principal balance of $5.9 million as of March 31, 2001. The term loan is secured by liens on the assets of the Company and is payable in monthly installments of $225,000 (including interest) through October 31, 2001 when all other outstanding principal is due (or such later date to which the bank may agree).

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

The loss for the quarter ended March 31, 2001 resulted in the Company not meeting certain bank covenants under the bank loan agreement. Subsequent to March 31, 2001, the Company and the bank have been in negotiations regarding the amendment of the loan agreement to waive the defaults that existed at March 31, 2001 and to amend the covenants going forward.

As a result of its financial position, the Pennsylvania Department of Insurance has required the Company to submit a risk based capital plan to the Department of Insurance. On April 19, 2001, the plan was submitted. On April 30, 2001, the plan was notified that the Department would require a resubmission of the plan. The plan has been prepared and resubmitted; however there can be no assurance that the health plan will be successful in obtaining approval of the revised plan. Failure to achieve approval may jeopardize the contracts for covered members with the DPW.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the course of business, the Company is exposed to market risk from changes in interest rates. The Company does not enter into any derivative transactions. The Company's term loan obligation is subject to interest rate risk. A 100 basis point increase in interest rates related to the Company's term loan payable would result in an annual increase in the Company's then current interest expense of approximately $63,000.

FORWARD LOOKING STATEMENTS

The statements contained in this Report on Form 10-Q and the Management's Discussion and Analysis of Financial Condition and Results of Operations, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). When used in this Report on Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in its press releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of one of its executive officers, the words or phrases "believes," "anticipates," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements. Any of these forward-looking statements involve risks and uncertainties that may cause its actual results to differ materially from the results discussed in the forward-looking statements.

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

THE COMPANY MAY NOT ACCOMPLISH ITS BUSINESS PLAN.

As discussed above under the caption MANAGEMENT'S DISCUSSION AND ANALYSIS, the Company had a net loss of $27.6 million for the year ended December 31, 2000 and a loss of $3.9 million for the quarter ended March 31, 2001. The Company had a working capital deficit of $28.1 million at December 31, 2000 and $29.5 million at March 31, 2001. To address its financial condition, the Company has developed, and is continuing to develop, a rationalization plan, which involves, among other things, expense reductions, the obtaining of additional financing, the development of an RBC plan in order to comply with the capital requirements of the Pennsylvania Department of Insurance and a review of all of the Company's contractual relationships. As disclosed previously, Steven Volla part of the new Company's management team resigned as a Director, and is now a consultant to the Company. The Company is also addressing the it's ability to obtain sufficient financing, to manage its costs more effectively than it has in the past, and, possibly, to obtain new business. As a result of these considerations, no assurances can be given that the Company will be able to accomplish its plans. If it cannot do so, it is possible that the Company will cease operations.

THE COMPANY FACES THE RISK THAT ITS ACTUARIES WILL UPON FURTHER REVIEW REACH A HIGHER CALCULATION OF REQUIRED RESERVES.

As previously disclosed, E&Y has withdrawn its opinion with respect to the Company's financial reports and the Company has engaged Milliman USA as its new independent actuary to conduct a thorough review of the Company's reports. On June 7, 2001, the Company received a preliminary report from Milliman regarding the medical services payable liability as of December 31, 2000. This preliminary report, which is not Milliman's final report and therefore may not be relied upon without independent verification, indicates that the medical services payable liability as of December 31 may be greater than any of the reports the Company received from E&Y. The Company has not yet received the final report from Milliman, however. As the result of this ongoing review it cannot be assured that the Company will not have to restate its financials.

THE COMPANY HAS BEEN DELISTED FROM THE NASDAQ NATIONAL MARKET, WHICH RESTRICTS LIQUIDITY OF THE STOCK.

On April 18, 2001, the Company was advised by Nasdaq that it was not in compliance with the Marketplace Rules of the Nasdaq National Market because it had failed to timely file its annual report on Form 10-K. The Company appealed the decision and attended a hearing before a Listing Qualifications Panel on May 10, 2001. On May 16, 2001, the Company received a notification from Nasdaq that the Listing Qualifications Panel would consider the existence of the "going concern" opinion, which the Company received from its independent auditors for Fiscal Year 2000, in the Panel's decision. The Company made a written submission to Nasdaq regarding the going concern opinion on May 23, 2001. Finally, the Company was informed by Nasdaq, by a telephone call on May 21, 2001, that Nasdaq considered the Company's 10-Q for the first quarter of 2001 to be delinquent because the Company's independent auditors had not yet completed their review of the Company's financial statements. On May 22, 2001, the Company received notification from Nasdaq that it was halting trading in the Company's securities pending receipt and review of more detailed information regarding the delinquency of the Company's Form 10-K. The Company has responded to the Nasdaq's concerns. On June 7, 2001 the Company was informed by Nasdaq that it had been delisted effective June 8. The Company intends to consider its options concerning Nasdaq's action, however, no assurance can be given that the Company will seek or will be successful in relisting its stock.

As the Company's stock is delisted, the liquidity of its stock is impaired. The Company's stock may trade at a lower price than might otherwise be obtained. As the Company's stock is delisted, the Company's stock may be traded over-the-counter, more commonly known as the OTC market. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq National Market. Many OTC stocks trade less frequently and in smaller volume than Nasdaq-listed stocks and the values of these stocks may be more volatile than Nasdaq-listed stocks. If the Company's stock is traded in the OTC market and a market maker sponsors the Company, the Company may have the price of its stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if the Company lacks sufficient market maker support for display on the OTCBB, it must have its price published by the National Quotations Bureau LLP in a paper publication known as the "Pink Sheets." The marketability of the Company's stock will be even more limited if its price must be published on the "Pink Sheets."

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

LITIGATION AND INSURANCE

The Company may be a party to a variety of legal actions that affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including securities fraud, and intellectual property related litigation. In addition, because of the nature of the business, the Company is subject to a variety of legal actions relating to business operations, including the design, management and offering of its products and services. These could include: claims relating to the denial of health care benefits; medical malpractice actions; allegations of anti-competition and unfair business activities; provider disputes over compensation and termination of provider contracts; disputes related to self-funded business, including actions alleging claim administration errors and the failure to disclose network rate discounts and other fee and rebate arrangements; disputes over copayment calculations; claims related to the failure to disclose certain business practices; and claims relating to customer audits and contract performance. As disclosed above, the Company has received a letter from Loop Corp. indicating that Loop Corp. may pursue litigation against the Company for rescission of Loop Corp.'s investment of $6.1 million among other claims.

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

In the quarter ended March 31, 2001, the Plan received a demand letter from a current provider seeking payments totaling $600,000 for the difference between fully billed charges and the state Medicaid fee for service rates. A similar dispute has been appealed by another Philadelphia HMO to the Pennsylvania Supreme Court. Until a definitive ruling is issued which compels the Plan to pay full billed charges, the Plan will continue to pay at the Pennsylvania Medicaid fee for service rates. If the provider's position is upheld by the Pennsylvania Supreme Court, the Plan, as well as other Pennsylvania Medicaid HMO's, may be unable to operate profitably in the Pennsylvania Medicaid marketplace without a significant increase in premiums. Premiums are subject to renewal annually with the Department of Public Welfare. The Company has been sued on this matter and intends to conduct the matter.

Subsequent to the quarter ended March 31, 2001, the Company has received several demand letters from former employees, including some management, affected by the rationalization of the Company. The demand letters seek immediate compensation under various agreements such as employment, severance or commission. The Company is currently in the process of assessing each demand letter. The Company expects to receive additional demand letters as the rationalization efforts continue. As disclosed above, the Company has received a letter from Loop Corp. indicating that Loop Corp. may pursue litigation against the Company for rescission of Loop Corp.'s investment of $6.1 million, among other claims.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Since March 31, 2001, the Company has entered into a letter of intent pursuant to which it anticipates receiving additional equity and other financing. On May 15, 2001, the Company executed a Master Agreement with Loop Corp. and certain affiliates of Loop Corp. In connection with the financing contemplated in the Master Agreement, the Company issued warrants exercisable at a price of $7.50 per share for up to 1,000,000 shares of its common stock and a convertible debenture exchangeable, in certain circumstances, for preferred stock of the Company convertible into common stock. The warrants (and, if issued, the preferred stock) will not become exercisable for or convertible into common stock prior to March 23, 2002 and except in compliance with the applicable rules under the Minnesota Business Corporation Act and the applicable rules and regulations of the National Association of Securities Dealers. The financing is being provided by affiliates of the Company's largest shareholder. As disclosed above, Loop Corp. has announced that it seeks to rescind this transaction and may initiate litigation to do so.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Subsequent to March 31, 2001, the Company filed the following reports on Form
8-K:

1. On May 25, 2001, the Company disclosed on Form 8-K that its independent accountants had resigned.

2. On June 7, 2001, the Company amended the May 25 Form 8-K by filing a Form 8-K/A, including the response of the Company's former independent accountants to the Company's Form 8-K.

3. On June 11, 2001, the Company disclosed on Form 8-K the recent developments concerning its financing, that certain directors had resigned and that it had engaged restructuring advisors.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      HEALTH RISK MANAGEMENT, INC.


Dated:  June 13, 2001                 By:     /s/ Leland G. LeBlanc
                                          --------------------------------------
                                          Leland G. LeBlanc
                                          Chief Financial Officer and Member of
                                          the Executive Committee (principal
                                          financial officer and principal
                                          accounting officer)

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

                  None.